Form 10-Q
period 2000-06-30
MCCLENDON TRANSPORTATION GROUP INC
filed 2001-07-10
CIK 1110072

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934


    For the Quarter Ended June 30, 2000, Commission File No. 0-30880


                McCLENDON TRANSPORTATION GROUP, INC.
          -----------------------------------------------------
          (Exact name of Registrant as specified in its charter)


            Nevada                               22 - 3714235
         ----------------------------   ---------------------------------
        (State or other jurisdiction of  (I.R.S. Employer Identification No.)
         incorporation or organization)

               121 South LaFayette Street, Lafayette, Alabama 36362
              -----------------------------------------------------
             (Address of principal executive offices)     (Zip Code)


                   Registrant's telephone number (334) 864-9311

                              Not Applicable
      (Former name, address or fiscal year if changed since last report)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes____________________ No _________X________


       The total number of common shares outstanding of the issuer's common shares, par value $ .001, as of the date of this report, follow:


                                 16,100,000

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements






McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM BALANCE SHEET
AS AT JUNE 30, 2000
(UNAUDITED)



						                                                     2000      	1999

ASSETS
Cash and cash equivalents						                      $   183,162  $   133,978
Restricted investments						                             675,000      204,581
Accounts receivable - trade					                       3,891,063    4,403,195
Accounts receivable - other					                         129,521      427,568
Inventories						                                        204,380      204,752
Prepaid expenses				                                   1,531,210    2,963,912
							                                                ---------    ---------
						                                                 6,614,336 	  8,337,986

FIXED ASSETS(Net of accumulated depreciation
  and amortization)						                              7,613,686   10,842,021

OTHER ASSETS						                                       233,738      424,088
							                                                ---------   ----------

					                                           	    $14,461,760  $19,604,095
							                                               ==========   ==========

See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM BALANCE SHEET
AS AT JUNE 30, 2000
(UNAUDITED)


					                                                     	2000     1999

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft				                                		 $   241,615  $   476,784
Short-term borrowings						                            8,968,470    4,347,654
Accounts payable						                                 1,816,859    2,234,447
Accrued taxes						                                      168,991      119,159
Other accrued charges					                             2,187,541    3,104,250
Income taxes payable -estimated					                     204,388      262,505
Current portion of long-term debt						                3,292,481    4,757,226
							                                               ----------   ----------
						                                                16,880,345   15,302,025

LONG TERM DEBT(less: current portion)						            7,315,814   10,354,590

DEFERRED INCOME TAXES					                           	 2,427,588    2,817,745
							                                               ----------   ----------
					                                               	 26,623,747	  28,474,360
							                                               ----------   ----------
STOCKHOLDERS' EQUITY

Common stock, par value $ 1 each, authorized
 35,000,000
 issued and outstanding - 16,100,000(1999-10,000,000)	    16,100       10,000

Additional paid-in capital						                         138,783       94,833

Deficit						                                        (12,316,870)  (8,939,098)
							                                              -----------   ----------

                                                     (12,161,987)  (8,834,265)
							                                              -----------   ----------

						                                               $14,461,760  $19,640,095
							                                              ===========   ==========


See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIENCY)
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)


							                                                           TOTAL
							                                                        STOCKHOLDER
		                      	NUMBER           	PAID-IN ACCUMULATED 	 EQUITY
		                     	OF SHARES   AMOUNT	 CAPITAL	 DEFICIT 	 (DEFICIENCY)
Balance - January 1,
         2000         16,100,000 $ 16,100  $88,783  $(10,037,000) $(9,932,117)

Issuance of common
           stock			         -   	     -     50,000        -   	        50,000

Net loss for the
    period			               -       	 -      	 -   	  (2,279,870)  (2,279,870)
							               ----------  ------- --------   -----------   ----------
Balance - June 30,
   2000               16,100,000 $ 16,100 $138,783  $(12,316,870) $(12,161,987)
							               ==========  =======  =======   ===========   ===========








See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)


					                                                      	2000      	1999

REVENUE
Freight                                 						        $19,875,461  $25,159,691
Other freight related						                               117,406       70,314
							                                                ----------   ----------

						                                                 19,992,867   25,230,005
                                                       ----------   ----------
OPERATING EXPENSES
Rent and purchased transportation						                 9,458,267    9,692,826
Salaries, wages and benefits                         		 5,622,265    7,124,827
Operations and maintenance					                         3,621,418    4,154,020
Insurance and claims						                              1,137,203    1,593,473
Taxes and licences			                                     354,741      485,080
Communications and utilities					                         282,656      337,514
Depreciation and amortization				                     	 1,077,790    1,980,000
						                                                 ----------   ----------

						                                                 21,554,340   25,367,740
							                                                ----------   ----------

OPERATING INCOME(LOSS)					                            (1,561,473)    (137,735)
							                                                ----------   ----------
OTHER ITEMS
Gain on sale of fixed assets and other					              	 29,108      379,645
Interest income					                                      166,128       98,047
Interest expense						                                   (820,330)    (989,626)
Miscellaneous expenses						                              (93,303)     (30,194)
						                                                 ----------   ----------

						                                                   (718,397)    (542,128)
							                                                ----------   ----------

INCOME BEFORE EXTRAORDINARY ITEMS					                 (2,279,870)    (679,863)

EXTRAORDINARY ITEMS					                                   	 -       1,106,952
                                                       ----------   ----------

NET INCOME(LOSS) FOR THE PERIOD						                 $(2,279,870)  $  427,089
							                                                ==========    =========

Number of Shares Outstanding                           16,100,000   10,000,000
                                                       ==========   ==========

Earnings per Share                                    $    (0.14)   $      .04
                                                       =========     =========

See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)


					                                                    	2000         	1999
CASH FLOW FROM OPERATING ACTIVITIES
Net income(loss) for the period				               		 $(2,279,870) $   427,089
                                                      ----------   ----------
Adjustments to reconcile net loss to net cash provided
 from operating activities:
   Depreciation and amortization						                 1,077,790    1,980,000
   Deferred income taxes						                            21,588       26,045
   Gain on sale of fixed assets						                    (29,108)    (379,645)
Changes in current assets and liabilities
   Accounts receivable						                             671,622      297,836
   Inventories					                                        6,217       52,130
   Prepaid expenses						                              1,490,526      176,171
   Accounts payable					                                (325,583)    (204,100)
   Other current liabilities						                       187,832     (602,779)
							                                               ----------   ----------

					                                                  3,100,884    1,345,658
							                                               ----------   ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES					           821,014    1,772,747
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets					                       	 (12,721)    (985,936)
Proceeds from sale of fixed assets						                 549,096	   1,323,420
(Increase)decrease in other assets					                   (1,998)     (21,629)
							                                               ----------   ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES					           534,377      315,855
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft - net					                           	 (1,021,270)    (193,152)
Restricted investments - net					                       (473,452)    (104,368)
Short-term borrowings - net						                      3,166,608   (1,179,250)
Reduction in long-term debt - net						               (2,970,135)    (880,687)
Issuance of common stock						                            50,000         -
Dividends paid				                                        		 -     	 (109,465)
							                                                ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES					            (1,248,249)  (2,466,922)
                                            							    ---------    ---------

NET CHANGE IN CASH					                                  107,142     (378,320)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD						     76,020      512,298
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD						       $  183,162   $  133,978
                                                       =========    =========


See Notes to Interim Financial Statements.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)

NOTE 1:	Nature of Operations

	       The Company is a medium-haul, irregular route, truckload carrier of general commodities which transports freight primarily throughout the
        Southeastern and Eastern United States. 	The Company's top five
        customers accounted for more than 40% of revenue for 2000. 	The top two
        customers accounted for more than 23% of revenue for 2000.

	       On November 11, 1999, Glenn McClendon Trucking Company, Inc. (GMTC)
        merged into	"RDA Services, Inc. (RDA).  GMTC was treated as the acquirer
        and RDA as the	acquiree.  The resulting merged entity was them renamed
        McClendon Transportation Group, Inc. for accounting purposes, the
        acquisition has been treated as an acquisition with	all costs in excess
        of any cash received charged to expense.

NOTE 2:	Summary of Significant Accounting Policies

	       Accounts Receivable - Trade

	       Trade receivables represent amounts due from various companies for shipment services. Bad debts are normally accounted for using the allowance method, based on the credit worthiness of its customers, as well as general economic conditions.

	       Inventories

	       Inventories consist of fuel, tires, and repair parts and are valued at the lower of cost or market, with cost being determined using the first-
        in, first-out method.

	       Fixed Assets, Depreciation and Amortization

	       All fixed assets are stated at cost and are depreciated on the straight-
        line method for financial statement purposes.  For income tax reporting, the Company uses accelerated methods.  The cost of revenue equipment includes items such as tires, air deflectors, and and communication
        equipment used in or on the tractors and trailers.  Maintenance,	repairs
        and minor renewals are expensed as incurred, while additions and major
        renewals	are capitalized.  Revenue equipment is depreciated to a 20%
        salvage value for trailers	and a 15% salvage value for tractors.  The
        useful lives employed for computing	depreciation on principal classes of
        fixed assets for financial statement purposes	are as follows:

		          Buildings and land improvements				 10 - 40 years
		          Revenue equipment
		            Tractors		                       	 6 years
		            Trailers				                       8 years
		            Furniture and fixtures			        	 5 - 10 years
		            Other fixed assets		            		 5 - 20 years

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)

NOTE 2:	Summary of Significant Accounting Policies(continued)

       	Revenue Recognition

	       Revenue is recognized when the shipment is completed and bills of lading received.

	       Income Taxes

	       Deferred income taxes are provided for differences in the timing of reporting income for financial statement and tax purposes, and results
        primarily from differences in	depreciation methods.

	       Statement of Cash Flows

	       For purposes of the statement of cash flows, the Company considers all
        highly liquid	debt instruments purchased with a maturity of three months
        or less to be cash	equivalents.

	       Fair Value of Financial Instruments

	       The carrying amounts reflected in the balance sheet for cash, receivables and short-term borrowings approximate their values due to the short maturities. Management is unable to estimate the fair value of its other financial instruments.

	       Use of Estimates

	       The preparation of financial statements in conformity with generally
        accepted	accounting principles requires management to make estimates and
        assumptions	that affect the reported amounts of assets and liabilities
        and disclosure of contingent	assets and liabilities at the date of the
        financial statements and the reported amounts	of revenues and expenses
        during the reporting period.  Actual results could differ from	those
        estimates.

	       Loss per Share

	       Basic loss per common share is calculated by dividing the net loss by
        the average	number of common shares outstanding during the period.
        Diluted loss per common share is calculated by adjusting outstanding
        shares, assuming conversion of all	potentially dilutive securities.  The
        Company has a simple capital structure with no	potentially dilutive
        securities.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)


NOTE 3:	Accounts Receivable

	       Trade accounts receivable are summarized as follows:


					                                                      	2000       	1999
                                                        ----------   ---------
       	Trade accounts receivable                      $ 4,003,944 $ 4,516,076
	       Allowance for doubtful accounts                   (112,881)   (112,881)
                                                        ----------   ---------

                                                       $ 3,891,063 $ 4,403,195
                                                        ==========  ==========





       	Accounts receivable other than trade are summarized as follows:

       	Officers and employees(Note 11)		              $   151,939 $   222,023
	       Insurance premium refunds						                     35,361      35,361
	       Miscellaneous                                      (57,779)    170,184
                                                        ----------  ----------

                                                       $   129,521 $   427,568
                                                        ==========  ==========




NOTE 4:	Prepaid Expenses

       	Prepaid expenses are summarized as follows:

					                                                      	2000      	1999
                                                        ----------  ----------

        Insurance, including deposits                  $ 1,123,279 $ 2,443,052
        Taxes, licences and permits                        154,521     219,659
	       Other                                              253,410     301,201
                                                        ----------  ----------

                                                       $ 1,531,210 $ 2,963,912
                                                        ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)

NOTE 5:	Fixed Assets and Depreciation

       	Major classes of fixed assets and accumulated depreciation are
        summarized	as follows:

                                               				       		2000      	1999
                                                       ----------- -----------

       	Land                                           $   298,944 $   338,944
       	Building and land improvements                   1,696,967   1,696,967
       	Revenue equipment                               24,960,617  28,822,976
	       Furniture, fixtures and other                    3,338,101   3,314,128
                                                        ----------  ----------
                                                        30,294,630  34,173,016
       	Accumulated depreciation                       (22,680,943)(23,330,995)
                                                        ----------  ----------

                                                       $ 7,613,686 $10,842,021
                                                        ==========  ==========


NOTE 6:	Short-Term Borrowings

       	Short-term borrowings consists of the following:

					                                                     	2000       	1999
                                                        ----------- ----------

        $5,000,000 line of credit from Systran Financial
        Services Corporation, with interest at prime
        plus 2%, accounts	receivable as collateral.
        Borrowings on the line of credit	are limited by
        various restrictions on the above collateral.  $ 2,949,601 $     -

       	Demand note from Columbus Bank & Trust with
        interest at prime plus 3%, accounts receivable,
        contract rights	as collateral.                   5,718,879   4,347,654

        Unsecured note from stockholders, interest at
        8.5%, due January 18, 2001.                        250,000       -

       	Other notes payable - stockholders                  49,990       -
                                                        ----------  ----------

                                                       $ 8,968,470 $ 4,347,654
                                                        ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)


NOTE 7:	Other Accrued Expenses

       	Other accrued expenses are summarized as follows:

					                                                     	2000	      1999
                                                       ----------  ----------

       	Accrued self-insured liability claims
         (see below)                                  $   366,609 $   879,441
       	Accrued workers' compensation                   1,819,212   2,006,742
       	Other accrued expenses                              1,720     218,067
                                                       ----------  ----------

                                                      $ 2,187,541 $ 3,104,250
                                                       ==========  ==========



        During 1998, the Company negotiated with its previous liability insurance carrier for forgiveness of $ 1,106,951 of outstanding claims under its policy. The forgiveness was accepted, subject to certain contingencies which were not resolved until 1999. Accordingly, this
        debt foregiveness income is	recognized in the 1999 statement of
        operations as an extraordinary item.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)


NOTE 8:	Long-Term Debt

       	Long-term debt consists of the following:

			                                                     			2000      	1999
                                                       ----------  ----------

        Note payable - equipment: Navistar Financial
         Corporation (see below);                     $ 7,430,692 $10,108,765
       	Note payable - equipment: Navistar Financial
         Corporation weekly payments total $ 9,205
         as of June 30, 1999, including interest at
         9.5%                                               -       1,507,319
        Note payable - equipment:
         Associates Commercial Corporation, monthly
         payments total $33,098 as of June 30, 1999,
         including interest at 9.25%                        -         846,397
	       Note payable -equipment:
         TBCC Funding Trust I, monthly payments total
         $75,034 as of June 30, 1999 including interest
         at 10.4%;                                          -       2,089,523
	       Note payable -equipment:
         Financial Federal Credit, Inc. monthly
         principal payments of $27,679 plus interest
         at prime plus 2%, due October 2005;            2,575,163        -
	       Note payable - real estate:
	        Columbus Bank & Trust Co., interest only to
         June 2001,thereafter, monthly blended
         payments of $12,174 at prime plus 2%, due
         July 2005                                        480,000     480,000
	       Note payable - vehicles:
         Ford Credit, monthly payments total $ 2,314,
         including interest at prime plus 2%, due
         July 2005                                         85,940      43,311
        Notes payable - McClendon Enterprises              36,500      36,500
                                                       ----------  ----------

                                                       10,608,295  15,111,815
        Less: Current portion                          (3,292,481) (4,757,226)
                                                       ----------  ----------

                                                      $ 7,315,814 $10,354,589
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)


NOTE 8:	Long-Term Debt(continued)

        During the year, the Company refinanced $ 3,500,000 of its debt with
        Navistar	Financial Corporation.  Terms of the refinancing allowed for debt foregiveness of $ 2,635,095 which will be recognized in subsequent reports in the statement of operations as an extraordinary item.  Also, as part of the refinancing agreement, the Company executed a new note in
        the amount of $ 2,100,000	with interest at 10%.  This amount will be
        reflected in the balance sheet in	current maturities of long-term debt.

        Subsequent to December 31, 2000, the Company also refinanced certain
        debt	with Columbus Bank & Trust.  The above descriptions reflect the
        refinanced	terms and rates.

       	Equipment notes are collateralized by substantially all revenue equipment with a total book value of approximately $5,314,108.  Personal
        guarantees by the	Company's principal stockholders are also used as
        collateral on certain notes.

       	Aggregate maturities under these arrangements for years subsequent to June 30, 2000 are as follows:

            	2001                                        $ 3,292,481
	            2002                                          2,216,785
	            2003                                          1,437,725
            	2004                                          1,323,797
	            2005                                          2,337,507
                                                          ----------

                                                         $10,608,295
                                                          ==========



NOTE 9:	Operating Leases

       	The Company has acquired trailers through operating leases with various leasing companies with options to purchase at fair market value at the end of such leases. The leases are for periods of 6 to 7 years;
        however, after 3 years	the lease may be canceled by the Company upon
        meeting specified conditions in the contracts. Under a terminal rental
        adjustment clause, the Company	guarantees a 15% residual value at the
        end of each lease.

       	During the year the Company also acquired tractors through operating
        leases	with options to purchase the equipment at their fair market value
        at the end of	the leases.  The leases are for periods of 18 months to 36
        months.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)

NOTE 9:	Operating Leases

	       The Company also leases certain real estate properties from McClendon
       	Enterprises (a related party).

       	Below is a schedule of future minimum payments under the above operating
	       leases:
					                                                    	McClendon	  Total
                                        	Tractor	Trailer	Enterprises	Operating
				                                      Leases	Leases    Leases	    Leases

       	Amounts due during:

         	2001					                 $ 1,002,240 $760,357 $  132,000 $ 1,894,597
	         2002					                     751,680   48,627    132,000     932,307
	         2003				                      288,144     -       132,000     420,144
         	2004                            -         -       132,000     132,000
	         2005					                       -         -       132,000     132,000
                                     ----------  -------  ---------  ----------

                                    $ 2,042,064 $808,984 $  660,000 $ 3,511,048
                                     ==========  =======  =========  ==========



       During 1997, the Company started a program whereby the Company leases tractors with qualified drivers from independent operators, ("owner-operators"). Owner-operator expense amounted to $8,686,522 in 2000 and $8,771,675 in 1999 respectively, and is reflected in the Statements of
       Operations as	Purchased Transportation.

      	Other rent expense is summarized as follows:

					                                                     	2000       	1999
                                                       ----------  ----------

      	Tractor leases                                 $    32,016 $     -
	      Trailer leases                                     424,308     477,691
	      McClendon Enterprises lease                         66,000     114,750
	      Spotting service                                   144,214     206,632
	      Other rents                                        105,207     122,077
                                                       ----------  ----------

                                                      $   771,745 $   921,151
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)

NOTE 10:	Income Taxes

	        The Company's net carry basis of long-term assets exceeded its tax basis for such assets by approximately $ 6,204,201 at June 30, 2000.
         See Note	2.

        	Net deferred tax liabilities in the accompanying balance sheet reflect the liabilities associated with temporary differences, principally
         depreciation of	fixed assets.

        	Provison for income tax benefit is summarized as follows:

                                                 					   	2000	       1999
                                                      ----------  ----------
        	Current tax expense
	         Federal                                     $    -     $     -
	         State                                            -           -
        	Deferred tax benefit                              -           -
                                                       ---------  ----------

                                                      $    -     $     -
                                                       =========  ==========





        	The income tax benefit differs from the income tax benefit that would result from applying statutory rates to pretax income.
         This is due primarily to the payment of per diems to drivers,
        	which are only partly tax deductible. As a result of the non-deductible per diems and other permanent differences, the
        	Company has no net operating loss carryforward available at June 30, 2000. Reconciliation of the provision for income tax
        	benefit to statutory rates are is as follows:

					                                                   	2000	       1999
					                                                     	%	          %

        	Federal provision for income taxes at
           statutory rates			                        		 (34.0)	     (34.0)
        	State provision for income taxes at
           statutory rates			                         		 (5.0)	      (5.0)
        	Federal tax benefit from state income
           tax deduction			                              	 -   	      0.79
        	Per diems and other permanent
           differences                               				 2.74 	     16.24
	        Other		                                      			 9.03      	 7.69
                                                        ------      ------

		                  Total                          				 (27.23)   	 (31.24)
							                                                 ======      ======

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)

NOTE 11:	Related Party Transactions

        	McClendon Enterprises

	        The Company leases under operating leases, its present operating facility and other real estate from McClendon Enterprises, a partnership comprised of two Company stockholders. Total rent expenses on these leases was $66,000 for 2000, $114,750 for 1999.

        	Other

        	The Company's two stockholders are obligated to a previously redeemed
         stockholder	on notes executed to acquire the previous stockholder's
         stock.  The balance of these notes as of June 30, 2000 was
         approximately $ 310,000 with quarterly principal and	interest payments
         due through 2000.

        	The Company has a note payable outstanding from two stockholders in the amount of $ 250,000.  The Company also has a loan payable outstanding from a stockholder in the amount of $ 49,990 for June 2000 and $ 0 for June 1999 respectively. These amounts are included in short-term borrowings, as discussed in Note 6.

        	The Company also has various loans and other receivables from certain
         officers and	stockholders, summarized as follows:

                                                      						2000       	1999
                                                        ----------  ----------

         Stockholder notes receivable, interest at 7%  $    91,000 $   173,000
        	Other stockholder receivables                       9,677      19,694
        	Other officer and employee receivables             51,262      29,329
                                                        ----------  ----------

                                                       $   151,939 $   222,023
                                                        ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)


NOTE 12:	Profit Sharing Plan

        	The Company maintains a qualified defined contribution profit sharing
         plan	with 401(k) provisions covering substantially all employees with
         over one year	of service.
        	Contributions based on a percentage of compensation are determined
         annually	by the board of directors.  The Company made contributions
         totaling $	16,142	for the period ended June 30, 2000 and $ 16,569
         for the period ended June 30, 1999

NOTE 13:	Supplemental Disclosures of Cash Flow Information

        	Cash paid during the period for:
						                                                     2000 	      1999
                                                       ----------  ----------

	             Interest                                $   602,154 $   802,072
             	Taxes                                   $    94,220 $   286,687


NOTE 14:	Contingencies

        	Self-Insurance Plans

        	The Company is partially self-insured with respect to various risk
         areas as	follows:

         Liability, Cargo and Physical Damage

         For automobile liability, the Company is responsible for any claims less than $100,000 and for claims in excess of the $ 1,000,000 policy limit. The Company also has a $4,000,000 umbrella policy per occurrence.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)

NOTE 14:	Contingencies(continued)

         For general liability, the Company is responsible for any claims less than $10,000 and for claims in excess of $1,000,000 per occurrence. The policy has a $2,000,000 annual aggregate limit. The Company also
         has a $ 4,000,000	annual aggregate umbrella policy.

         For cargo damage, the Company is responsible for any claims less than $100,000 and for any claims in excess of the $300,000 policy limit.

         For physical damage to the revenue equipment, the Company is responsible for any claims less than $1,000.

        	Workers' Compensation

        	The Company is also self-insured with respect to workers' compensation.
         Claims in excess of $300,000 are covered by an insurance policy.  The
         Company is responsible for any claims less than $300,000.  As a result
         of state requirements,	an actuarial valuation was obtained during the
         year which estimated the expected future claims.  Accordingly, the
         Company accrued the estimated present value	of claims outstanding and
         those incurred but not reported.

        	Group Health

        	The Company has elected to self-insure for its group health insurance
         coverage.	Blue Cross-Blue Shield acts as administrator for the plan
         whereby the Company is responsible for all health claims, not to exceed
         $50,000 annually, per insured	individual.  The claims under this plan
         are accounted for on a cash basis.

        	Credit Risks

        	The Company extends credit across different industries and geographic
         areas	and requires no collateral from its customers.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)

NOTE 15:	Extraordinary Items

         As discussed in Notes 7 and 8, the Company negotiated two separate debt
        	forgiveness arrangements. One subsequently in 2000 and one in 1999.
         The	amount for 1999 and the related deferred tax effects are summarized
         as	follows:

					                                                        	2000	     1999

        	Debt forgiveness income
         Liability insurance                           		$    -     $1,106,952

        	Less: Deferred tax expense				                     	 -   	   (406,333)
							                                                   ---------  ---------

                                                      		 $    -   	 $  700,619
                                                          =========  =========

NOTE 16:	Going Concern

         As shown in the accompanying financial statements, the Company has
        	experienced significant operating losses and has deficits in working
         capital	and net worth.  These factors raise substantial doubt about the
         Company's	ability to continue as a going concern.

	        Management is working with its primary lenders to monitor the status of
         its	indebtedness and is currently evaluating methods to reduce costs and improve operating results.  In addition, as reflected in Note 8,
         the Company has	renegotiated certain debt obligations with Navistar
         Financial Corporation and		"Columbus Bank & Trust Company, that are
         expected to further reduce its	outstanding indebtedness through a
         combination of foregiveness and equity	conversion.  During 1999, the
         Company signed certain agreements to effect a	reorganization plan as
         more fully described in Note 17.

         If the Company is unsuccessful in its efforts, it may be necessary to
         undertake	such other actions as may be appropriate to preserve asset
         value. The financial statements do not include any adjustments, other than the classification of long-term debt as disclosed in Note 8, that
         might result from the outcome of	this uncertainty.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
(UNAUDITED)

NOTE 17:	Reorganization

         During June, 1999, the Company initiated a plan of reorganization.  As a result the Company entered into a reverse merger transaction with RDA
         Services, Inc. in November, 1999 whereby RDA Services, Inc. purchased
         Glenn McClendon Trucking Company, Inc. ("GMTC") through issuance of its stock.  RDA Services, Inc. then changed its name to McClendon
         Transportation Group, Inc.  The principal	shareholders of GMTC retained
         90% of the stock of the newly merged Company. 	The transaction also
         included refinancing certain portions of the line-of-credit agreement, as well as other long-term debt obligations as discussed in Note 8.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include, without limitation, the following: 1) the Company is unable to reduce transportation costs or pass on the increased costs of fuel to its existing customers; 2) the Company is unable to attract new customers; 3) the Company is unable to retain existing personnel or hire additional personnel; 4) the industries the Company serves experience a downturn in business or have less rapid growth than anticipated; 5) new competitors enter the markets the Company serves or existing competitors increase their marketing efforts; and 6) the Company is unable to obtain additional debt or equity financing on favorable terms, if at all, to satisfy cash requirements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

Working Capital and Cash Flow

The Company's working capital deficiency decreased from a negative $12,975,988 as at December 31, 1999 to a negative $10,266,009 for the six months ended June 30, 2000. The current ratio was .39 and .39 at December 31, 1999 and June 30, 2000 respectively. The change in working capital was due primarily to the restructing of certain long-term debt and foregiveness of such debt.

The Company continues to experience cash flow problems as current liabilities exceed current assets. Much of this is due to the current maturities of long-term debt which the Company is in the process of restructuring. The Company periodically seeks additional working capital through debt and equity financing from public and private sources when opportunities become available, but to date has been unable to obtain additional financing from any source although it is able to meet its current cash flow needs for operations.


Item 6: Exhibits and Reports on Form 8-K

        Exhibit 11 - Computation of earnings per common share - See Statement of Operations

        Reports on Form 8-K - None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

McCLENDON TRANSPORTATION GROUP, INC.


By: /s/ JAMES McCLENDON
   ----------------------
   James McClendon
   President


Dated:  July 2, 2001