Form 10-Q
period 2000-09-30
MCCLENDON TRANSPORTATION GROUP INC
filed 2001-07-10
CIK 1110072

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934


    For the Quarter Ended September 30, 2000, Commission File No. 0-30880


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


                                 16,100,000

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements






McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM BALANCE SHEET
AS AT SEPTEMBER 30, 2000
(UNAUDITED)



						                                                     2000      	1999

ASSETS
Cash and cash equivalents						                       $  118,108   $  757,322
Restricted investments						                             101,548      125,000
Accounts receivable - trade					                       4,104,307    4,349,539
Accounts receivable - other					                          97,787      499,209
Inventories						                                        196,467      245,071
Prepaid expenses				                                   1,733,662    2,911,644
							                                                ---------    ---------
						                                                 6,351,879    8,887,785

FIXED ASSETS(Net of accumulated depreciation
  and amortization)						                              6,093,021   10,043,651

OTHER ASSETS						                                       219,515      387,868
							                                                ---------   ----------

					                                           	    $12,664,415  $19,319,304
							                                               ==========   ==========

See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM BALANCE SHEET
AS AT SEPTEMBER 30, 2000
(UNAUDITED)


					                                                     	2000     1999

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft				                                		 $   921,773  $ 1,039,399
Short-term borrowings						                            8,297,599    4,813,049
Accounts payable						                                 1,872,382    2,671,997
Accrued taxes						                                      146,470       44,469
Other accrued charges					                             2,210,122    2,709,505
Income taxes payable -estimated					                     204,388      262,505
Current portion of long-term debt						                    6,183    4,666,059
							                                               ----------   ----------
						                                                13,658,917   16,206,983

LONG TERM DEBT(less: current portion)						            7,369,150    9,219,520

DEFERRED INCOME TAXES					                           	 2,426,351    2,806,852
							                                               ----------   ----------
					                                               	 23,454,418   28,233,355
							                                               ----------   ----------
STOCKHOLDERS' EQUITY

Common stock, par value $ 1 each, authorized
 35,000,000
 issued and outstanding - 16,100,000(1999-10,000,000)	    16,100       10,000

Additional paid-in capital						                         138,783       94,833

Deficit						                                        (10,944,866)  (9,018,884)
							                                              -----------   ----------

                                                     (10,790,003)  (8,914,051)
							                                              -----------   ----------

						                                               $12,664,415  $19,319,304
							                                              ===========   ==========


See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)


							                                                           TOTAL
							                                                        STOCKHOLDER
		                      	NUMBER           	PAID-IN ACCUMULATED 	 EQUITY
		                     	OF SHARES   AMOUNT	 CAPITAL	 DEFICIT 	 (DEFICIENCY)
Balance - January 1,
         2000         16,100,000 $ 16,100  $88,783  $(10,037,000) $(9,932,117)

Issuance of common
           stock			         -   	     -     50,000        -   	        50,000


Net loss for the
    period			               -       	 -      	 -   	    (907,886)    (907,886)
							               ----------  ------- --------   -----------   ----------
Balance - September 30,
   2000               16,100,000 $ 16,100 $138,783  $(10,944,886) $(10,790,003)
							               ==========  =======  =======   ===========   ===========








See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)


					                                                      	2000      	1999

REVENUE
Freight                                 						        $29,950,176  $37,051,131
Other freight related						                               184,489      124,628
							                                                ----------   ----------

						                                                 30,134,665   37,175,759
                                                       ----------   ----------
OPERATING EXPENSES
Rent and purchased transportation						                14,563,557   15,129,103
Salaries, wages and benefits                         		 8,512,185   10,080,345
Operations and maintenance					                         5,426,372    6,027,750
Insurance and claims						                              1,824,135    2,167,669
Taxes and licences			                                     515,819      706,650
Communications and utilities					                         442,417      481,156
Depreciation and amortization				                     	 1,616,684    2,650,000
						                                                 ----------   ----------

						                                                 32,901,169   37,242,673
							                                                ----------   ----------

OPERATING INCOME(LOSS)					                            (2,766,504)     (66,914)
							                                                ----------   ----------
OTHER ITEMS
Gain on sale of fixed assets and other					              	213,606      623,788
Interest income					                                      269,746      179,034
Interest expense						                                  1,494,896   (1,390,913)
Miscellaneous expenses						                             (119,630)     (55,080)
						                                                 ----------   ----------

						                                                  1,858,618     (643,171)
							                                                ----------   ----------

INCOME BEFORE EXTRAORDINARY ITEMS					                   (907,886)    (710,085)

EXTRAORDINARY ITEMS					                                   	 -       1,106,952
                                                       ----------   ----------

NET INCOME(LOSS) FOR THE PERIOD						                 $  (907,886)  $  396,867
							                                                ==========    =========

Number of Shares Outstanding                           16,100,000   10,000,000
                                                       ==========   ==========

Earnings per Share                                    $    (0.06)   $      .04
                                                       =========     =========

See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)


					                                                    	2000         	1999
CASH FLOW FROM OPERATING ACTIVITIES
Net income(loss) for the period				               		 $  (907,886) $   396,867
                                                      ----------   ----------
Adjustments to reconcile net loss to net cash provided
 from operating activities:
   Depreciation and amortization						                 1,616,684    2,650,000
   Deferred income taxes						                            20,351       15,152
   Gain on sale of fixed assets						                   (213,606)    (623,788)
Changes in current assets and liabilities
   Accounts receivable						                             490,112      279,851
   Inventories					                                       14,130       47,811
   Prepaid expenses						                              1,288,074      228,440
   Accounts payable					                                (270,060)     233,450
   Other current liabilities						                       187,892   (1,072,215)
							                                               ----------   ----------

					                                                  3,133,577    1,758,701
							                                               ----------   ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES					         2,225,691    2,155,568
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets					                       	 (15,132)    (989,591)
Proceeds from sale of fixed assets						               1,717,776    1,699,588
Decrease in other assets           				                   12,225       14,591
							                                               ----------   ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES					         1,714,869      724,588
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft - net					                           	   (341,112)     369,463
Restricted investments - net					                        100,000      (24,787)
Short-term borrowings - net						                      2,495,737     (713,855)
Reduction in long-term debt - net						               (6,203,097)  (2,106,924)
Issuance of common stock						                            50,000         -
Dividends paid				                                        		 -     	 (159,029)
							                                                ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES					            (3,898,472)  (2,635,132)
                                            							    ---------    ---------

NET CHANGE IN CASH					                                   42,088      245,024

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD						     76,020      512,298
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD						       $  118,108   $  757,322
                                                       =========    =========


See Notes to Interim Financial Statements.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
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

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
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
        securities.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
(UNAUDITED)


NOTE 3:	Accounts Receivable

	       Trade accounts receivable are summarized as follows:


					                                                     	2000       	1999
                                                       ----------  ----------

       	Trade accounts receivable                     $ 4,217,188 $ 4,462,420
	       Allowance for doubtful accounts                  (112,881)   (112,881)
                                                       ----------  ----------

                                                      $ 4,104,307 $ 4,349,539
                                                       ==========  ==========





       	Accounts receivable other than trade are summarized as follows:

       	Officers and employees(Note 11)               $   166,288 $   220,178
	       Insurance premium refunds                          35,361      35,361
	       Miscellaneous						                              (103,862)    243,670
                                                       ----------  ----------

                                                      $    97,787 $   499,209
                                                       ==========  ==========



NOTE 4:	Prepaid Expenses

       	Prepaid expenses are summarized as follows:

					                                                      2000       	1999
                                                       ----------  ----------

        Insurance, including deposits                 $ 1,076,120 $ 2,188,003
        Taxes, licences and permits                       476,170     520,997
	       Other                                             181,372     202,644
                                                       ----------  ----------

                                                      $ 1,733,662 $ 2,911,644
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
(UNAUDITED)

NOTE 5:	Fixed Assets and Depreciation

       	Major classes of fixed assets and accumulated depreciation are
        summarized	as follows:

                                               				       	2000       	1999
                                                       ----------  ----------

       	Land                                          $   318,944 $   338,944
       	Building and land improvements                  1,696,967   1,696,967
       	Revenue equipment                              20,075,820  27,867,964
	       Furniture, fixtures and other                   3,340,512   3,301,869
                                                       ----------  ----------
                                                       25,432,243  33,205,744
       	Accumulated depreciation                      (19,339,222)(23,162,094)
                                                       ----------  ----------

                                                      $ 6,093,021 $10,043,651
                                                       ==========  ==========


NOTE 6:	Short-Term Borrowings

       	Short-term borrowings consists of the following:

					                                                     	2000       	1999
                                                       ----------  ----------
        $5,000,000 line of credit from Systran Financial
        Services Corporation, with interest at prime
        plus 2%, accounts	receivable as collateral.
        Borrowings on the line of credit	are limited by
        various restrictions on the above collateral. $ 2,978,730 $    -

       	Demand note from Columbus Bank & Trust with
        interest at prime plus 3%, accounts receivable,
        contract rights	as collateral.                  5,018,879   4,813,049

        Unsecured note from stockholders, interest at
        8.5%, due January 18, 2001.                       250,000      -

       	Other notes payable - stockholders                 49,990      -
                                                       ----------  ----------

                                                      $ 8,297,599 $ 4,813,049
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
(UNAUDITED)


NOTE 7:	Other Accrued Expenses

       	Other accrued expenses are summarized as follows:

    		                                                     	2000        1999
                                                        ----------  ----------

       	Accrued self-insured liability claims
              (see below)                              $   286,440 $   812,726
       	Accrued workers' compensation                    1,989,503   1,687,621
       	Other accrued expenses                             (65,821)    209,158
                                                        ----------  ----------

                                                       $ 2,210,122 $ 2,709,505
                                                        ==========  ==========


        During 1998, the Company negotiated with its previous liability insurance carrier for forgiveness of $ 1,106,951 of outstanding claims under its policy. The forgiveness was accepted, subject to certain contingencies which were not resolved until 1999. Accordingly, this
        debt foregiveness income is	recognized in the 1999 statement of
        operations as an extraordinary item.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
(UNAUDITED)


NOTE 8:	Long-Term Debt

       	Long-term debt consists of the following:

			                                                     			2000       	1999
                                                       ----------  ----------

        Notes payable - Columbus Bank & Trust Co.,
         interest only through June 2001, thereafter
         monthly payments of approximately $ 180,000,
         including interest at prime, final payment
         due August 2005; equipment other assets and
	        endorsements as collateral;                  $ 3,900,000 $     -
	       Note payable - equipment: Navistar Financial
         Corporation (see below);                       2,100,000   8,182,306
       	Note payable - equipment: Navistar Financial
         Corporation weekly payments total $ 9,205
         as of June 30, 1999, including interest at
         9.5%                                               -       1,422,521
        Note payable - equipment
         Associates Commercial Corporation, monthly
         payments total $33,098 as of September 30,
         1999, including interest at 9.25%                  -         580,749
	       Note payable -equipment:
         TBCC Funding Trust I, monthly payments total
         $75,034 as of September 30, 1999 including
         interest at 10.4%;                                 -       1,917,175
	       Note payable -equipment:
         Financial Federal Credit, Inc. monthly
         principal payments of $27,679 plus interest
         at prime plus 2%, due October 2005;              779,215   1,226,846
	       Note payable - real estate:
	        Columbus Bank & Trust Co., interest only to
         June 2001,thereafter, monthly blended
         payments of $12,174 at prime plus 2%, due
         July 2005                                        480,000     480,000
	       Note payable - vehicles:
         Ford Credit, monthly payments total $ 2,314,
         including interest at prime plus 2.0%, due
         July 2005.                                        79,618      39,482
        Notes payable - McClendon Enterprises              36,500      36,500
                                                       ----------  ----------
                                                        7,375,333  13,885,579
        Less: Current portion                              (6,183) (4,666,059)
                                                       ----------  ----------

                                                      $ 7,369,150 $ 9,219,520
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
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
        collateral on certain notes.

       	Aggregate maturities under these arrangements for years subsequent to September 30, 2000 are as follows:

            	2001                         $     6,183
	            2002                           1,593,989
	            2003                           1,771,251
            	2004                           1,666,403
	            2005                           2,337,507
                                           ----------

                                          $ 7,375,333
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
        months.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
(UNAUDITED)

NOTE 9:	Operating Leases

	       The Company also leases certain real estate properties from McClendon
       	Enterprises (a related party).

       	Below is a schedule of future minimum payments under the above operating
	       leases:
					                                                    	McClendon	  Total
                                        	Tractor	Trailer	Enterprises	Operating
				                                      Leases	Leases    Leases	    Leases

       	Amounts due during:

         	2001					                  $ 1,002,240 $760,357 $ 132,000 $ 1,894,597
	         2002					                      751,680   48,627   132,000     932,307
	         2003				                       288,144     -      132,000     420,144
         	2004                              -        -      132,000     132,000
	         2005					                         -        -      132,000     132,000
                                      ----------  -------  --------  ----------

                                     $ 2,042,064 $808,984 $ 660,000 $ 3,511,048
                                      ==========  =======  ========  ==========


       During 1997, the Company started a program whereby the Company leases tractors with qualified drivers from independent operators, ("owner-operators"). Owner-operator expense amounted to $13,264,261 in 2000 and $13,794,021 in 1999 respectively, and is reflected in the Statements of
       Operations as	Purchased Transportation.

      	Other rent expense is summarized as follows:

					                                                     	2000       	1999
                                                       ----------  ----------

      	Tractor leases                                 $   199,056 $     -
	      Trailer leases                                     629,502     682,885
	      McClendon Enterprises lease                         99,000     172,125
	      Spotting service                                   213,263     294,188
	      Other rents                                        158,475     185,884
                                                       ----------  ----------

                                                      $ 1,299,296 $ 1,335,082
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
(UNAUDITED)

NOTE 10:	Income Taxes

	        The Company's net carry basis of long-term assets exceeded its tax basis for such assets by approximately $ 5,210,174 at September 30,
         2000.  See Note	2.

        	Net deferred tax liabilities in the accompanying balance sheet reflect the liabilities associated with temporary differences, principally
         depreciation of	fixed assets.

        	Provison for income tax benefit is summarized as follows:

                                                 					   	2000	      1999
                                                      ---------- ----------
        	Current tax expense
	         Federal                                    $      -   $     -
	         State                                             -         -
        	Deferred tax benefit                               -         -
                                                      ----------  ---------

                                                     $      -    $    -
                                                      ==========  =========




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
							                                                 ======      ======

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
(UNAUDITED)

NOTE 11:	Related Party Transactions

        	McClendon Enterprises

	        The Company leases under operating leases, its present operating facility and other real estate from McClendon Enterprises, a partnership comprised of two Company stockholders. Total rent expenses on these leases was $99,000 for 2000, $172,125 for 1999.

        	Other

        	The Company's two stockholders are obligated to a previously redeemed
         stockholder	on notes executed to acquire the previous stockholder's
         stock.  The balance of these notes as of September 30, 2000 was
         approximately $ 170,000 with quarterly principal and	interest payments
         due through 2001.

        	The Company has a note payable outstanding from two stockholders in the amount of $ 250,000.  The Company also has a loan payable outstanding from a stockholder in the amount of $ 49,990 for September 2000 and
         $ 0 for September 1999 respectively. These amounts are included in short-term borrowings, as discussed in Note 6.

        	The Company also has various loans and other receivables from certain
         officers and	stockholders, summarized as follows:

                                                      						2000       	1999
                                                        ----------  ----------

         Stockholder notes receivable, interest at 7%  $    91,000 $   173,000
        	Other stockholder receivables                       9,677      19,694
        	Other officer and employee receivables             65,611      27,484
                                                        ----------  ----------

                                                       $   166,288 $   220,178
                                                        ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
(UNAUDITED)


NOTE 12:	Profit Sharing Plan

        	The Company maintains a qualified defined contribution profit sharing
         plan	with 401(k) provisions covering substantially all employees with
         over one year	of service.
        	Contributions based on a percentage of compensation are determined
         annually	by the board of directors.  The Company made contributions
         totaling $25,007 for the period ended September 30, 2000 and $ 25,854
         for the period ended September 30,	1999.

NOTE 13:	Supplemental Disclosures of Cash Flow Information

        	Cash paid during the period for:
						                                                      2000 	      1999
                                                        ----------  ----------

	             Interest                                 $   763,514 $ 1,143,800
             	Taxes                                    $   151,548 $   286,699



NOTE 14:	Contingencies

        	Self-Insurance Plans

        	The Company is partially self-insured with respect to various risk
         areas as	follows:

         Liability, Cargo and Physical Damage

         For automobile liability, the Company is responsible for any claims less than $100,000 and for claims in excess of the $ 1,000,000 policy limit. The Company also has a $4,000,000 umbrella policy per occurrence.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
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

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
(UNAUDITED)

NOTE 15:	Extraordinary Items

         As discussed in Notes 7 and 8, the Company negotiated two separate debt
        	forgiveness arrangements. One subsequently in 2000 and one in 1999.
         The	amount for 1999 and the related deferred tax effects are summarized
         as	follows:

					                                                        	2000	     1999

        	Debt forgiveness income
         Liability insurance                           		$    -     $1,106,951

        	Less: Deferred tax expense				                     	 -   	   (406,333)
							                                                   ---------  ---------

                                                      		 $    -   	 $  700,618
                                                          =========  =========

NOTE 16:	Going Concern

         As shown in the accompanying financial statements, the Company has
        	experienced significant operating losses and has deficits in working
         capital	and net worth.  These factors raise substantial doubt about the
         Company's	ability to continue as a going concern.

	        Management is working with its primary lenders to monitor the status of
         its	indebtedness and is currently evaluating methods to reduce costs and improve operating results.  In addition, as reflected in Note 8,
         the Company has	renegotiated certain debt obligations with Navistar
         Financial Corporation and		"Columbus Bank & Trust Company, that are
         expected to further reduce its	outstanding indebtedness through a
         combination of foregiveness and equity	conversion.  During 1999, the
         Company signed certain agreements to effect a	reorganization plan as
         more fully described in Note 17.

         If the Company is unsuccessful in its efforts, it may be necessary to
         undertake	such other actions as may be appropriate to preserve asset
         value. The financial statements do not include any adjustments, other than the classification of long-term debt as disclosed in Note 8, that
         might result from the outcome of	this uncertainty.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2000
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

Working Capital and Cash Flow

The Company's working capital deficiency decreased from a negative $12,975,988 as at December 31, 1999 to a negative $7,307,038 for the nine months ended September 30, 2000. The current ratio was .39 and .47 at December 31, 1999 and September 30, 2000 respectively. The change in working capital was due primarily to the restructuring of certain long-term debt and foregiveness of such debt.

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