Form 10-K
period 2000-12-31
MCCLENDON TRANSPORTATION GROUP INC
filed 2001-07-10
CIK 1110072

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Year Ended December 31, 2000.


                McCLENDON TRANSPORTATION GROUP, INC.
          -----------------------------------------------------
          (Exact name of Registrant as specified in its charter)


            Nevada                         0-3880         22 - 3714235
         --------------------------------------------------------------------
        (State or other jurisdiction of  (Commission      (I.R.S. Employer
         incorporation or organization)  File Number)      Identification No.)

               121 South LaFayette Street, Lafayette, Alabama 36362
              -----------------------------------------------------
             (Address of principal executive offices)     (Zip Code)


      Registrant's telephone number, including area code (334) 864-9311
      -----------------------------------------------------------------

                              Not Applicable
      ----------------------------------------------------------------
     (Former name or former address, if changed since last report.)


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

       Indicate by check mark if disclosure of delinguent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on July 2, 2001, as reported on The Nasdaq Stock Market(Nasdaq), was
       approximately $        . Shares of common stock held by each executive
       officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

       The number of shares of the Registrant's Common Stock, par value $.001 outstanding as of December 31, 2000 was 16,228,000.

                                PART I

Item 1.  DESCRIPTION OF BUSINESS


GENERAL

McClendon Transportation Group, Inc. (the "Company") was incorporated in the State of Delaware on February 20, 1996 as RDA Services, Inc. ("RDA"). In November, 1999, RDA acquired 100% of the assets of Glenn McClendon Trucking Company, Inc., an Alabama corporation ("McClendon Trucking") in a reverse merger transaction and RDA changed its name to McClendon Transportation Group, Inc. In March, 2000 Transportation merged into its wholly owned subsidiary, a Nevada corporation with the same name. The merger was effected solely for the purpose of changing the Company's state of domicile to Nevada. Transportation has no operations and acts a holding company. Operations are conducted through Transportation's subsidiary, McClendon Trucking. Unless otherwise indicated herein, all references to the "Company" or "McClendon" include both Transportation and McClendon Trucking.

The Company operates a medium-haul, irregular route, truckload carrying business of general commodities. The McClendon Trucking fleet transports freight primarily throughout the eastern United States.

PROPERTIES

The Corporate offices for the "Company" are located at 121 South Lafayette St., Lafayette, Alabama 36362. The offices are leased for a five-year term from January 1, 2000 through December 31, 2005 at a monthly rental of $11,000.

Our operations center, located at 810 South LaFayette Street, Lafayette, Alabama is our main maintenance terminal and training facility and is owned by us.

We own 2 additional maintenance facilities at 1516 Alduc Crt., Montgomery, Al., and 33 Market Street, Charleston, Tennessee. These facilities are pledged to Navistar Financial Corporation as collateral security for a loan.

Additionally, the Company owns 7 other minor facilities that are up for sale and are collateral security for lines of credit. They were operated as terminals for trucks when alternate parking accommodations were not available. However, there is no need for such facilities at the present time.

Item 3. Legal Proceedings

The following matters represent contingent liabilities which might exceed
$25,000:

1. Navistar Financial Corporation vs. Glenn McClendon Trucking Company, Inc., et al. This action is in the Circuit Court for Montgomery County, Alabama. It has been on the administrative docket since August, 1998, subject to terms of a forbearance and settlement agreement between the parties.

2. State of Alabama Department of Revenue vs. Glenn McClendon Trucking Co., is a 1999 administrative proceeding assessing approximately $54,000 in state use taxes is pending departmental conference(s).

3. McClendon operates a self-insured workers' compensation program under the supervision of the Alabama Department of Industrial Relations. Open claims include 18 cases in the Circuit Courts of Chambers and Montgomery counties in Alabama and 2 litigated cases in Georgia. This matter is ongoing and standard within the industry. The Company believes that its maximum liability on the aggregate 20 pending claims is approximately $ 700,000 which has been provided for as a liability under accrued expenses.

4. Under our current liability Mutual insurance coverage for vehicle liability claims we continue a self-insurance retention level of $100,000 per incident.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders.


                            PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    To be submitted under separate cover.

ITEM 6: SELECTED FINANCIAL DATA

    The following selected financial data is for the three fiscal years ended December 31, 2000




                                      2000        1999        1998
                                  ----------  -----------  -----------
Revenues                         $40,324,396  $48,671,565  $61,748,800

Loss Before Extraordinary
   items                         $(3,733,169) $(1,293,317) $(3,131,753)

Net Loss                         $(2,020,324) $  (592,699) $(3,131,753)

Loss per Share                   $     (0.12) $     (0.04) $     (0.20)

Total Assets                     $13,926,397  $17,632,590  $22,356,395

Long Term Obligations            $ 8,983,667  $ 3,980,612  $ 8,193,345


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

        To be submitted under separate cover.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

        To be submitted under separate cover.

ITEM 8: FINANCIAL STATEMENTS



                              TABLE OF CONTENTS
                              -----------------


INDEPENDENT AUDITORS' REPORT   ...........................Page     1

FINANCIAL STATEMENTS
   Balance Sheet...................................................2
   Statement of Stockholder's Equity(Deficiency)...................3
   Statement of Operations.........................................4
   Statement of Cash Flows.........................................5
   Notes to Financial Statements.............................6 to 19

INDEPENDENT'S AUDITORS' REPORT
------------------------------

The Directors and Stockholders
McClendon Transportation Group, Inc.
Lafayette, Alabama

We have audited the accompanying balance sheet of McClendon Transportation Group, Inc. as of December 31, 2000, and the related statements of stockholders' equity (deficiency), operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McClendon Transportation Group, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has experienced recurring operating losses resulting in significant negative stockholders' equity. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Notes 16 and
17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROBINSON, GRIMES & COMPANY, P.C.

Certified Public Accountants
Columbus, Georgia

April 24, 2001

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
BALANCE SHEET
AS AT DECEMBER 31, 2000



						                                                     2000      	1999

                                    ASSETS
                                    ------

CURRENT ASSETS
Cash and cash equivalents						                       $  124,501   $   76,020
Restricted investments						                             101,548      201,548
Accounts receivable - trade					                       4,096,769    4,353,589
Accounts receivable - other					                         347,552      338,617
Inventories						                                        167,882      210,597
Prepaid expenses				                                   2,000,533    3,021,736
							                                                ---------    ---------
						                                                 6,866,785    8,202,107

FIXED ASSETS(Net of accumulated depreciation
  and amortization)						                              6,877,762    9,198,743

OTHER ASSETS						                                       181,850      231,740
							                                                ---------   ----------

					                                           	    $13,926,397  $17,632,590
							                                               ==========   ==========

					                                                     	2000     1999

LIABILITIES AND SHAREHOLDERS' EQUITY

                           LIABILITIES
                           -----------

CURRENT LIABILITIES
Bank overdraft				                                		 $ 2,609,261  $ 1,262,885
Short-term borrowings						                            5,052,875    5,801,862
Accounts payable						                                 1,632,263    2,142,442
Accrued taxes						                                      142,877      154,077
Other accrued charges					                             2,264,321    2,106,011
Income taxes payable -estimated					                           0      113,000
Current portion of long-term debt						                3,110,074    9,597,818
							                                               ----------   ----------
						                                                14,811,671   21,178,095

LONG TERM DEBT(less: current portion)						            8,983,667    3,980,612

DEFERRED INCOME TAXES					                           	 1,918,000    2,406,000
							                                               ----------   ----------
					                                               	 25,713,338   27,564,707
							                                               ----------   ----------
STOCKHOLDERS' EQUITY(DEFICIENCY)

Common stock, par value $.001 each, authorized
 100,000,000,
 issued and outstanding - 16,228,000(1999-16,100,000)     16,228       16,100

Additional paid-in capital						                         254,155       88,783

Deficit						                                        (12,057,324) (10,037,000)
							                                              -----------   ----------

                                                     (11,786,941)  (9,932,117)
							                                              -----------   ----------

						                                               $13,926,397  $17,632,590
							                                              ===========   ==========


See Notes to Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2000


							                                                           TOTAL
							                                                        STOCKHOLDER
		                      	NUMBER           	PAID-IN ACCUMULATED 	 EQUITY
		                     	OF SHARES   AMOUNT	 CAPITAL	 DEFICIT 	 (DEFICIENCY)
Balance - January 1,
         1998         15,590,000 $ 15,590  $89,293  $(5,809,928) $(5,705,045)

Net loss         		         -   	     -        -     (3,131,753)  (3,131,753)


Dividend declared
 ($.02 per share)           -       	 -      	 -   	    (315,091)    (315,091)
							               ----------  ------- --------   -----------   ----------
Balance, December 31,
   1998               15,590,000   15,590   89,293    (9,256,772)  (9,151,889)


Acquisition of assets
 of RDA Services, Inc.   510,000      510     (510)        -            -

Net loss                   -           -        -       (592,669)    (592,669)

Dividend declared
 ($.01 per share)          -           -        -       (187,529)    (187,529)
                      ----------  ------- --------   -----------   ----------

Balance, December 31,
   1999               16,100,000   16,100   88,783   (10,037,000)  (9,932,117)

Issuance of common
  stock                  128,000      128  165,372         -          165,500

Net loss                   -           -        -     (2,020,324)  (2,020,324)
                      ----------  ------- --------   -----------   ----------

Balance, December 31,
   2000               16,228,000 $ 16,228 $254,155  $(12,057,324)$(11,786,941)
                      ==========  ======= ========   ===========  ===========













See Notes to Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000
(UNAUDITED)


					                                                      	2000      	1999

REVENUE
Freight                                 						        $39,774,961  $48,267,343
Other freight related						                               549,435      404,222
							                                                ----------   ----------

						                                                 40,324,396   48,671,565
                                                       ----------   ----------
OPERATING EXPENSES
Purchased transportation(owner-operators)              18,291,833   19,399,640
Salaries, wages and benefits                         		11,022,155   13,168,293
Operations and maintenance					                         6,361,252    7,099,219
Insurance and claims						                              2,480,961    2,537,758
Other rent expense                                      1,918,654    1,745,839
Taxes and licences			                                     697,903      885,851
Communications and utilities					                         575,787      607,015
Depreciation and amortization				                     	 2,013,164    3,535,823
Sale of fixed assets and other expenses                   266,239     (225,802)
						                                                 ----------   ----------

						                                                 43,627,948   48,753,636
							                                                ----------   ----------

OPERATING LOSS         				                            (3,303,552)     (82,071)
							                                                ----------   ----------
OTHER ITEMS
Interest income					                                       47,386       57,795
Interest expense						                                 (1,640,997)  (1,786,010)
Miscellaneous expenses						                             (233,177)     (70,676)
						                                                 ----------   ----------

						                                                 (1,826,788)  (1,798,891)
							                                                ----------   ----------

LOSS BEFORE PROVISION FOR INCOME TAX BENEFIT
 AND EXTRAORDINARY ITEM                                (5,130,340)  (1,880,962)

PROVISION FOR INCOME TAX BENEFIT                       (1,397,171)    (587,645)
                                                       ----------   ----------


LOSS BEFORE EXTRAORDINARY ITEM      		                 (3,733,169)  (1,293,317)

EXTRAORDINARY ITEM(NET OF TAX EFFECT)                   1,712,845      700,618
                                                       ----------   ----------

NET LOSS                        					                 $(2,020,324) $  (592,699)
							                                                ==========    =========
BASIC AND DILUTED LOSS PER SHARE
  Loss before extraordinary item                      $     (0.23) $      (.08)
  Extraordinary item                                         0.11          .04
                                                       ----------    ---------

                                                      $     (0.12) $       .04
                                                       ==========    =========


WEIGHTED AVERAGE NUMBER OF SHARES                      16,171,111    15,652,000
                                                       ==========    ==========


See Notes to Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000


					                                                    	2000         	1999
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                        			               		 $(2,020,324) $  (592,699)
                                                      ----------   ----------
Adjustments to reconcile net loss to net cash provided
 from operating activities:
   Depreciation and amortization						                 2,013,164    3,535,283
   Deferred income taxes-net                            (488,000)    (385,700)
   Gain on sale of fixed assets						                   (675,521)    (683,857)
   Foregiveness of debt                               (2,635,095)  (1,106,951)
Changes in current assets and liabilities
   Accounts receivable						                             220,863      436,393
   Inventories					                                       42,715       82,285
   Refundable income taxes                               (28,000)        -
   Prepaid expenses						                              1,021,203      118,348
   Accounts payable					                                (510,179)    (283,594)
   Other current liabilities						                       752,110     (621,165)
							                                               ----------   ----------

					                                                   (286,740)   1,091,582
							                                               ----------   ----------

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	   (2,307,064)     498,883
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets					                      (2,016,731)  (1,103,916)
Proceeds from sale of fixed assets						               2,007,570    1,198,844
Decrease in other assets           				                   49,890      170,719
							                                               ----------   ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES					            40,729      265,647
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft - net					                           	  1,346,376      592,949
Restricted investments - net					                        100,000     (101,335)
Short-term borrowings - net						                       (287,318)    (745,042)
Proceeds of long-term debt        					                2,739,498    4,361,304
Principal payments on long-term debt                  (1,749,240)  (5,121,155)
Issuance of common stock						                           165,500         -
Dividends paid				                                        		 -     	 (187,529)
							                                                ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES					            (2,314,816)  (1,200,808)
                                            							    ---------    ---------

NET CHANGE IN CASH					                                   48,481     (436,278)

CASH - January 1,                               					     76,020      512,298
                                                       ---------    ---------

CASH - December 31,                        				       $  124,501   $   76,020
                                                       =========    =========



See Notes to  Financial Statements.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000


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

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000

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

        Reclassifications

        Certain items in the 1999 financial statements have been reclassifed in order to be in conformity with the 2000 statement presentation.

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
        securities.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000


NOTE 3:	Accounts Receivable

	       Trade accounts receivable are summarized as follows:


					                                                      	2000       	1999
                                                         ---------   --------
       	Trade accounts receivable                       $4,273,375  $4,466,470
	       Allowance for doubtful accounts						             (176,606)   (112,881)
                                                         ---------   ---------

                                                        $4,096,769  $4,353,589
                                                         =========   =========



       	Accounts receivable other than trade are summarized as follows:

       	Officers and employees(Note 11)		               $  158,089  $  122,486
	       Insurance premium refunds						                     32,509      35,361
	       Miscellaneous						                                156,954     180,770
                                                         ---------   ---------

                                                        $  347,552  $  338,617
                                                         =========   =========


NOTE 4:	Prepaid Expenses

       	Prepaid expenses are summarized as follows:

					                                                      	2000      	1999
                                                         ---------   ---------
        Insurance, including deposits                   $1,568,316  $2,545,943
        Taxes, licences and permits                        390,434     418,491
	       Other                                               41,783      57,302
                                                         ---------   ---------

                                                        $2,000,533  $3,021,736
                                                         =========   =========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000

NOTE 5:	Fixed Assets and Depreciation

       	Major classes of fixed assets and accumulated depreciation are
        summarized	as follows:

                                               				       		2000      	1999
                                                       ----------- -----------
       	Land                                         $    295,944 $    338,944
       	Building and land improvements                  1,596,967    1,696,967
       	Revenue equipment                              18,595,878   27,704,954
	       Furniture, fixtures and other                   3,355,518    3,336,609
                                                       ----------   ----------
                                                       23,844,307   33,077,474
       	Accumulated depreciation                      (16,966,545) (23,878,731)
                                                       ----------   ----------

                                                     $  6,877,762 $  9,198,743
                                                       ==========   ==========

NOTE 6:	Short-Term Borrowings

       	Short-term borrowings consists of the following:

					                                                     	2000       	1999
                                                       -----------  ----------
        $5,000,000 line of credit from Systran Financial
        Services Corporation, with interest at prime
        plus 2%, accounts	receivable as collateral.
        Borrowings on the line of credit	are limited by
        various restrictions on the above collateral. $ 3,230,358 $  3,802,323

       	Demand note from Columbus Bank & Trust with
        interest at prime plus 3%, accounts receivable,
        contract rights	as collateral.                  1,513,049    1,513,049

        Unsecured note from stockholders, interest at
        8.5%, due January 18, 2001.                       250,000      250,000

       	Other notes payable - stockholders                 22,968       49,990

       	Other                                              36,500      186,500
                                                       ----------  -----------

                                                      $ 5,052,875 $  5,801,862
                                                       ==========  ===========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000
(UNAUDITED)


NOTE 7:	Other Accrued Expenses

       	Other accrued expenses are summarized as follows:

					                                                     	2000	       1999
                                                        ---------- ------------
       	Accrued self-insured liability claims
                         (see below)                   $   351,843 $   542,880
       	Accrued workers' compensation                    1,077,000   1,028,049
       	Accrued interest                                   415,212      12,511
       	Other accrued expenses                             420,626     522,571
                                                        ----------  ----------

                                                       $ 2,264,321 $ 2,106,011
                                                        ==========  ==========


        During 1998, the Company negotiated with its previous liability insurance carrier for forgiveness of $ 1,106,951 of outstanding claims under its policy. The forgiveness was accepted, subject to certain contingencies which were not resolved until 1999. Accordingly, this
        debt foregiveness income is	recognized in the 1999 statement of
        operations as an extraordinary item.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000


NOTE 8:	Long-Term Debt

       	Long-term debt consists of the following:

			                                                     			2000      	1999
                                                      ------------ ------------
        Notes payable - Columbus Bank & Trust Co.,
         interest only through June 2001, thereafter
         monthly payments of approximately $ 180,000,
         including interest at prime, final payment
         due August 2005; equipment other assets and
	        endorsements as collateral;                  $ 7,117,111 $      -
	       Note payable - equipment: Navistar Financial
         Corporation (see below);                       2,100,000   7,599,038
       	Note payable - equipment: Navistar Financial
         Corporation weekly payments total $ 9,205
         as of December 31, 1999, including interest
         at 9.50%                                           -       1,328,921
        Note payable - equipment:
         Associates Commercial Corporation, monthly
         payments total $33,098 as of December 31,
         1999, including interest at 9.25%                  -         527,319
	       Note payable -equipment:
         TBCC Funding Trust I, monthly payments total
         $75,034 as of December 31, 1999 including
         interest at 10.4%;                                 -       1,740,315
	       Note payable -equipment:
         Financial Federal Credit, Inc. monthly
         principal payments of $27,679 plus interest
         at prime plus 2%, due October 2005;            1,605,380   1,118,546
	       Note payable - real estate:
	        Columbus Bank & Trust Co., interest only to
         June 2001,thereafter, monthly blended
         payments of $12,174 at prime plus 2%, due
         July 2005                                        480,000     480,000
	       Note payable - vehicles:
         Ford Credit, monthly payments total $ 2,134,
         including interest at 2.90%, due September
         2003                                              73,250      99,291
	       Accrued workers' compensation(Note 14)            718,000     685,000
                                                       ----------  ----------
                                                       12,093,741  13,578,430
        Less: Current maturities                       (3,110,074) (9,597,818)
                                                       ----------  ----------

                                                      $ 8,983,667 $ 3,980,612
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000


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
        collateral on certain notes.

       	Aggregate maturities under these arrangements for years subsequent to December 31, 2000 are as follows:

            	2001                              $ 3,110,074
	            2002                                2,502,172
	            2003                                2,682,131
            	2004                                2,516,153
	            2005                                1,283,211
                                                ----------

                                               $12,093,741
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
        months.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBERR 31, 2000

NOTE 9:	Operating Leases(continued)

	       The Company also leases certain real estate properties from McClendon
       	Enterprises (a related party).

       	Below is a schedule of future minimum payments under the above operating
	       leases:
					                                                    	McClendon	  Total
                                        	Tractor	Trailer	Enterprises	Operating
				                                      Leases	Leases    Leases	    Leases

       	Amounts due during:

         	2001					                   $1,002,240 $760,357 $132,000  $1,894,597
	         2002					                      751,680   48,627  132,000     932,307
	         2003				                       288,144        0  132,000     420,144
         	2004                                 0        0  132,000     132,000
	         2005					                            0        0  132,000     132,000
                                       ---------  -------  -------   ---------

                                      $2,042,064 $808,984 $660,000  $3,511,048
                                       =========  =======  =======   =========
       During 1997, the Company started a program whereby the Company leases tractors with qualified drivers from independent operators, ("owner-operators"). Owner-operator expense amounted to $18,291,833 in 2000 and $19,399,640 in 1999 respectively, and is reflected in the Statements of
       Operations as	Purchased Transportation.

      	Other rent expense is summarized as follows:

					                                                     	2000      	1999
                                                       ---------- ----------
      	Tractor leases                                  $  449,616 $        0
	      Trailer leases                                     834,696    888,966
	      McClendon Enterprises lease                        132,000    229,500
	      Spotting service                                   289,791    388,192
	      Other rents                                        212,551    239,181
                                                        ---------  ---------

	                                                      $1,918,654 $1,745,839
                                                        =========  =========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000

NOTE 10:	Income Taxes

	        The Company's net carry basis of long-term assets exceeded its tax basis for such assets by approximately $6,878,000 at December 31, 2000.
         See Note	2.

        	Net deferred tax liabilities in the accompanying balance sheet reflect the liabilities associated with temporary differences, principally
         depreciation of	fixed assets.

        	Provison for income tax benefit is summarized as follows:

                                                 					   	2000	       1999
                                                      ----------  -----------
        	Current tax expense
	         Federal                                    $         0  $   161,716
	         State                                                0       42,672
        	Deferred tax benefit                         (1,397,171)    (792,033)
                                                      ----------   ----------

                                                     $(1,397,171) $  (587,645)
                                                      ==========   ==========



        	The income tax benefit differs from the income tax benefit that would result from applying statutory rates to pretax income.
         This is due primarily to the payment of per diems to drivers,
        	which are only partly tax deductible. As a result of the non-deductible per diems and other permanent differences, the
        	Company has no net operating loss carryforward available at December 31, 2000. Reconciliation of the provision for income tax
        	benefit to statutory rates are is as follows:

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
							                                                 ======      ======

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000


NOTE 11:	Related Party Transactions

        	McClendon Enterprises

	        The Company leases under operating leases, its present operating facility and other real estate from McClendon Enterprises, a partnership comprised of two Company stockholders. Total rent expenses on these leases was $132,000 for 2000, $229,500 for 1999.

        	Other

        	The Company's two stockholders are obligated to a previously redeemed
         stockholder	on notes executed to acquire the previous stockholder's
         stock.  The balance of these notes as of December 31, 2000 was
         approximately $ 110,000 with quarterly principal and	interest payments
         due through 2001.

        	The Company has a note payable outstanding from two stockholders in the amount of $ 250,000.  The Company also has a loan payable outstanding from a stockholder in the amount of $ 22,968 and $ 49,990 at December
         31, 2000 and 1999 respectively. These amounts are included in short-
         term borrowings, as discussed in Note 6.

        	The Company also has various loans and other receivables from certain
         officers and	stockholders, summarized as follows:

                                                      						2000      	1999
                                                       ----------- ----------

         Stockholder notes receivable, interest at 7%   $  126,440 $   91,000
        	Other stockholder receivables                       9,778      9,677
        	Other officer and employee receivables             21,911     21,809
                                                         ---------  ---------

                                                        $  158,089 $  122,486
                                                         =========  =========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000


NOTE 12:	Profit Sharing Plan

        	The Company maintains a qualified defined contribution profit sharing
         plan	with 401(k) provisions covering substantially all employees with
         over one year	of service.
        	Contributions based on a percentage of compensation are determined
         annually	by the board of directors.  The Company made contributions
         totaling $ 36,940 and $ 37,991 to the	Plan for the years ended December
         31, 2000 and 1999 respectively.

NOTE 13:	Supplemental Disclosures of Cash Flow Information

        	Cash paid during the period for:
						                                                      2000 	    1999
                                                       ---------- ----------
	             Interest                                 $1,238,297 $1,786,010
             	Taxes                                    $  151,548 $  302,179

        	Non-Cash Financing Activity

        	The Company refinanced parts of certain loans with Navistar Financial
         Corporation as disclosed in Note 8.  As part of this refinancing,
         certain	equipment with agreed values was turned in to Navistar as
         payment on the debt in the amount of $ 992,500 and $ 634,000 for the years ended December 31, 2000 and 1999 respectively.

NOTE 14:	Contingencies

        	Self-Insurance Plans

        	The Company is partially self-insured with respect to various risk
         areas as	follows:

         Liability, Cargo and Physical Damage

         For automobile liability, the Company is responsible for any claims less than $100,000 and for claims in excess of the $ 1,000,000 policy limit. The Company also has a $4,000,000 umbrella policy per occurrence.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000

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

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000

NOTE 15:	Extraordinary Items

         As discussed in Notes 7 and 8, the Company negotiated two separate debt
        	forgiveness arrangements. One subsequently in 2000 and one in 1999.
         The	amount for 1999 and the related deferred tax effects are summarized
         as	follows:

					                                                        	2000	     1999
                                                         ---------- ----------
        	Debt forgiveness income
          Notes payable                                  $2,635,095          0
          Liability insurance                          		         0 $1,106,951
                                                          ---------  ---------
                                                          2,635,095  1,106,951
        	Less: Deferred tax expense				                    (922,250)  (406,333)
							                                                   ---------  ---------

                                                      		 $1,712,845 $  700,618
                                                          =========  =========

NOTE 16:	Going Concern

         As shown in the accompanying financial statements, the Company has
        	experienced significant operating losses and has deficits in working
         capital	and net worth.  These factors raise substantial doubt about the
         Company's	ability to continue as a going concern.

	        Management is working with its primary lenders to monitor the status of
         its	indebtedness and is currently evaluating methods to reduce costs and improve operating results.  In addition, as reflected in Note 8,
         the Company has	renegotiated certain debt obligations with Navistar
         Financial Corporation and		"Columbus Bank & Trust Company, that are
         expected to further reduce its	outstanding indebtedness through a
         combination of foregiveness and equity	conversion.  During 1999, the
         Company signed certain agreements to effect a	reorganization plan as
         more fully described in Note 17.

         If the Company is unsuccessful in its efforts, it may be necessary to
         undertake	such other actions as may be appropriate to preserve asset
         value. The financial statements do not include any adjustments, other than the classification of long-term debt as disclosed in Note 8, that
         might result from the outcome of	this uncertainty.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000


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

ITEM 9: CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE


                           PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The McClendon Transportation directors and executive officers and their ages as of the date of this document are as follows:


Name                   Age      Position
--------            -------   -----------------------
Hugh McClendon       42       Chairman, Chief Executive Officer
James W. McClendon   40       President, Chief Operating Officer, Director
H. Glenn Scarborough 35       Vice President of Finance, Director


Biographical Information

Hugh F. McClendon

   Hugh F. McClendon has been Chairman of the Board and Chief Executive Officer of the McClendon Group for the past 6 years. He formerly served as Executive Vice President. He began his career with the Company in 1979. Mr. McClendon has served on the Board of Directors of the Alabama Trucking Association and the Truckload Carriers Conference of the American Trucking Association. Mr. McClendon received his B.A. from Auburn University in 1979.

James W. McClendon

   James W. McClendon has been President and Chief Operating Officer of the McClendon Trucking Group since 1995, and Vice Chairman of the Board since 1993. He has been with the Company since 1980. He formerly served as Secretary-Treasurer and Vice President of Administration from 1983 to 1988. Mr. McClendon received his B.A. from Auburn University in 1980.

H. Glenn Scarborough

   H. Glenn Scarborough has been Vice President of Finance of the Company since 1998. Mr. Scarborough is a CPA who began his career in public accounting. He also worked in the hospitality, manufacturing and telecommunications industries before joining McClendon in December, 1998. Mr. Scarborough received his B.A. from the University of Georgia in 1986.

ITEM 11: EXECUTIVE COMPENSATION

  To be submitted under separate cover.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

   The following table sets forth, as of December 31, 2000, certain information regarding beneficial ownership of the common stock by (i) those persons beneficially holding more than 5% of the Company's stock; (ii) directors who beneficially own shares of the common stock; and (iii) all of directors and officers as a group.


Name and Address              Amount of Common Shares          Percent
of Beneficial Owner           of Beneficial Owner             Of Class
-------------------           -----------------------        ---------
Hugh F. McClendong                 7,795,000                  39.9%
Lafayette, Alabama

James W. McClendon                 7,795,000                  39.9%
Lafayette, Alabama

H. Glenn Scarborough                       0                   0.0%
Lafayette, Alabama


All Officers and Directors
As a Group                        15,590,000                  79.8%


                                    PART IV



ITEM 14: Exhibits and Reports on Form 8-K

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


Dated:  July 9, 2001