Form 10-Q
period 2001-03-31
MCCLENDON TRANSPORTATION GROUP INC
filed 2001-07-10
CIK 1110072

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934


    For the Quarter Ended March 31, 2001, Commission File No. 0-30880


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


                                 18,532,000

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements






McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM BALANCE SHEET
AS AT MARCH 31, 2001
(UNAUDITED)



						                                                     2001      	2000

ASSETS
Cash and cash equivalents						                      $    61,287  $   213,657
Restricted investments						                             103,238    1,201,548
Accounts receivable - trade					                       4,246,273    3,935,912
Accounts receivable - other					                         182,868       59,849
Inventories						                                        182,977      199,552
Prepaid expenses				                                   1,907,041    2,072,188
							                                                ---------    ---------
						                                                 6,683,684    7,682,706

FIXED ASSETS(Net of accumulated depreciation
  and amortization)						                              6,591,177    8,665,709

OTHER ASSETS						                                       197,798      255,577
							                                                ---------   ----------

					                                           	    $13,472,659  $16,603,992
							                                               ==========   ==========

See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM BALANCE SHEET
AS AT MARCH 31, 2001
(UNAUDITED)


					                                                     	2001     2000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft				                                		 $ 1,206,414  $ 1,878,100
Short-term borrowings						                            4,564,486    6,638,467
Accounts payable						                                 1,416,611    1,956,209
Accrued taxes						                                      173,208      174,690
Other accrued charges					                             1,532,692    2,388,759
Income taxes payable -estimated					                     (22,358)     (55,686)
Current portion of long-term debt						                3,110,074    3,816,888
							                                               ----------   ----------
						                                                12,026,127   16,797,427

LONG TERM DEBT(less: current portion)						            8,864,215    8,193,345

DEFERRED INCOME TAXES					                           	 1,949,693    2,438,690
							                                               ----------   ----------
					                                               	 22,840,035   27,429,462
							                                               ----------   ----------
STOCKHOLDERS' EQUITY

Common stock, par value $.001 each, authorized
 100,000,000
 issued and outstanding - 18,532,000(2000 -16,100,000)    18,532       16,100

Additional paid-in capital						                       3,621,703       88,783

Deficit						                                        (13,037,611) (10,930,353)
							                                              -----------   ----------

                                                      (9,367,376) (10,825,470)
							                                              -----------   ----------

						                                               $13,472,659  $16,603,992
							                                              ===========   ==========


See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIENCY)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)


							                                                           TOTAL
							                                                        STOCKHOLDER
		                      	NUMBER           	PAID-IN ACCUMULATED 	 EQUITY
		                     	OF SHARES   AMOUNT	 CAPITAL	 DEFICIT 	 (DEFICIENCY)
Balance - January 1,
         2001        16,228,000 $ 16,228 $  254,155 $(12,057,324) $(11,786,941)

Issuance of common
           stock			   2,304,000 	  2,304  3,397,549        -   	     3,399,853

Net loss for the
    period			               -       	 -      	 -   	    (980,288)     (980,288)
							              ----------  -------  ---------   -----------   ----------
Balance - March 31,
   2001              18,532,000 $ 18,532 $3,651,704  $(13,037,612) $(9,367,376)
							               ==========  =======  =======   ===========   ===========








See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)


					                                                      	2001       2000

REVENUE
Freight                                 						        $ 9,635,841  $10,026,084
Other freight related						                                68,471       53,137
							                                                ----------   ----------

						                                                  9,704,312   10,079,221
                                                       ----------   ----------
OPERATING EXPENSES
Rent and purchased transportation						                 4,869,115    4,627,761
Salaries, wages and benefits                         		 2,690,623    2,698,838
Operations and maintenance					                         1,806,813    1,929,228
Insurance and claims						                                563,690      588,956
Taxes and licences			                                     169,826      175,954
Communications and utilities					                         145,019      136,730
Depreciation and amortization				                     	   286,584      538,895
						                                                 ----------   ----------

						                                                 10,450,670   10,696,362
							                                                ----------   ----------

OPERATING INCOME(LOSS)					                            (1,561,473)    (137,735)
							                                                ----------   ----------
OTHER ITEMS
Interest income					                                       89,757       79,536
Interest expense						                                   (252,282)    (331,382)
Miscellaneous expenses						                              (20,139)     (24,366)
						                                                 ----------   ----------

						                                                   (182,664)    (276,212)
							                                                ----------   ----------

LOSS BEFORE INCOME TAXES           			                   (929,022)    (893,353)

PROVISION FOR INCOME TAXES                                 51,266         -
                                                       ----------   ----------

NET LOSS FOR THE PERIOD 			       			                 $  (980,288)  $ (893,353)
							                                                ==========    =========

Number of Shares Outstanding                           18,532,000   16,100,000
                                                       ==========   ==========

Earnings per Share                                    $    (0.05)   $     (.06)
                                                       =========     =========

See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)


					                                                    	2001         	2000
CASH FLOW FROM OPERATING ACTIVITIES
Net loss for the period        				               		 $  (980,288) $  (893,353)
                                                      ----------   ----------
Adjustments to reconcile net loss to net cash provided
 from operating activities:
   Depreciation and amortization						                   286,584      538,895
   Deferred income taxes						                            31,693       32,690
Changes in current assets and liabilities
   Accounts receivable						                              15,180      696,445
   Inventories					                                      (15,095)      11,045
   Refundable income taxes                                28,000         -
   Prepaid expenses						                                 93,492      949,548
   Accounts payable					                                (170,652)    (186,233)
   Other current liabilities						                      (723,655)     134,681
							                                               ----------   ----------

					                                                   (454,453)   2,177,071
							                                               ----------   ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES					        (1,434,741)   1,283,718
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets					                       	    -          (5,867)
(Increase)decrease in other assets					                  (15,948)     (23,837)
							                                               ----------   ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES					           (15,948)     (29,704)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft - net					                           	 (1,402,847)     615,215
Restricted investments - net					                         (1,690)  (1,000,000)
Short-term borrowings - net						                       (488,389)     836,605
Reduction in long-term debt - net						                 (119,452)  (1,568,197)
Issuance of common stock						                         3,399,853        -
							                                                ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES					             1,387,475   (1,116,377)
                                            							    ---------    ---------

NET CHANGE IN CASH					                                  (63,214)     137,637

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD						    124,501       76,020
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD						       $   61,287   $  213,657
                                                       =========    =========


See Notes to Interim Financial Statements.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2001
(UNAUDITED)

NOTE 1:	Nature of Operations

	       The Company is a medium-haul, irregular route, truckload carrier of general commodities which transports freight primarily throughout the
        Southeastern and Eastern United States. 	The Company's top five
        customers accounted for more than 40% of revenue for 2001. 	The top two
        customers accounted for more than 23% of revenue for 2001.

	       On November 11, 1999, Glenn McClendon Trucking Company, Inc. (GMTC)
        merged into	"RDA Services, Inc. (RDA).  GMTC was treated as the acquirer
        and RDA as the	acquiree.  The resulting merged entity was them renamed
        McClendon Transportation Group, Inc. for accounting purposes, the
        acquisition has been treated as an acquisition with	all costs in excess
        of any cash received charged to expense.

NOTE 2:	Summary of Significant Accounting Policies

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

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2001
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
        securities.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2001
(UNAUDITED)


NOTE 3:	Accounts Receivable

	       Trade accounts receivable are summarized as follows:


					                                                      	2001       	2000
                                                        ----------   ---------
       	Trade accounts receivable                      $ 4,359,154 $ 4,048,793
	       Allowance for doubtful accounts                   (112,881)   (112,881)
                                                        ----------   ---------

                                                       $ 4,246,273 $ 3,935,912
                                                        ==========  ==========





       	Accounts receivable other than trade are summarized as follows:

       	Officers and employees(Note 11)		              $   178,459 $   124,712
	       Insurance premium refunds						                     32,509      35,361
	       Miscellaneous                                      (28,100)   (100,224)
                                                        ----------  ----------

                                                       $   182,868 $    59,849
                                                        ==========  ==========




NOTE 4:	Prepaid Expenses

       	Prepaid expenses are summarized as follows:

					                                                      	2001      	2000
                                                        ----------  ----------

        Insurance, including deposits                  $ 1,552,548 $ 1,257,522
        Taxes, licences and permits                        267,968     314,634
	       Other                                               86,526     500,032
                                                        ----------  ----------

                                                       $ 1,907,041 $ 2,072,188
                                                        ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2001
(UNAUDITED)

NOTE 5:	Fixed Assets and Depreciation

       	Major classes of fixed assets and accumulated depreciation are
        summarized	as follows:

                                               				       		2001      	2000
                                                       ----------- -----------

       	Land                                           $   295,944 $   338,944
       	Building and land improvements                   1,596,967   1,696,967
       	Revenue equipment                               18,595,878  27,704,946
	       Furniture, fixtures and other                    3,355,517   3,342,476
                                                        ----------  ----------
                                                        23,844,306  33,083,333
       	Accumulated depreciation                       (17,253,129)(24,417,625)
                                                        ----------  ----------

                                                       $ 6,591,177 $ 8,665,709
                                                        ==========  ==========


NOTE 6:	Short-Term Borrowings

       	Short-term borrowings consists of the following:

					                                                     	2001       	2000
                                                        ----------- ----------

        $5,000,000 line of credit from Systran Financial
        Services Corporation, with interest at prime
        plus 2%, accounts	receivable as collateral.
        Borrowings on the line of credit	are limited by
        various restrictions on the above collateral.  $ 2,819,469 $ 2,769,428

       	Demand note from Columbus Bank & Trust with
        interest at prime plus 3%, accounts receivable,
        contract rights	as collateral.                   1,513,049   3,569,049

        Unsecured note from stockholders, interest at
        8.5%, due January 18, 2001.                        225,000     250,000

       	Other notes payable - stockholders                   6,968      49,990
                                                        ----------  ----------

                                                       $ 4,564,486 $ 6,638,467
                                                        ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2001
(UNAUDITED)


NOTE 7:	Other Accrued Expenses

       	Other accrued expenses are summarized as follows:

					                                                     	2001       2000
                                                       ----------  ----------

       	Accrued self-insured liability claims
         (see below)                                  $   374,124 $   449,509
       	Accrued workers' compensation                     979,520   1,641,835
       	Other accrued expenses                            179,048     297,415
                                                       ----------  ----------

                                                      $ 1,532,692 $ 2,388,759
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2001
(UNAUDITED)


NOTE 8:	Long-Term Debt

       	Long-term debt consists of the following:

			                                                     			2001      	2000
                                                       ----------  ----------

        Mote payable - Columbus Bank & Trust Co.,
         interest only through June 2001, thereafter
         monthly payments of approximately $180,000
         including interest at prime, final payment
         August 2005; equipment, other assets and
         endorsements as collateral                   $ 7,050,611 $    50,000
        Note payable - equipment: Navistar Financial
         Corporation (see below);                       2,100,000   7,136,934
       	Note payable - equipment: Navistar Financial
         Corporation weekly payments total $ 9,205
         as of March 31, 2000, including interest at
         9.5%                                               -       1,239,840
        Note payable - equipment:
         Associates Commercial Corporation, monthly
         payments total $33,098 as of March 31, 2000,
         including interest at 9.25%                        -         405,674
	       Note payable -equipment:
         TBCC Funding Trust I, monthly payments total
         $75,034 as of March 31, 2000 including interest
         at 10.4%;                                          -       1,558,824
	       Note payable -equipment:
         Financial Federal Credit, Inc. monthly
         principal payments of $27,679 plus interest
         at prime plus 2%, due October 2005;            1,522,343   1,010,246
	       Note payable - real estate:
	        Columbus Bank & Trust Co., interest only to
         June 2001,thereafter, monthly blended
         payments of $12,174 at prime plus 2%, due
         July 2005                                        480,000     480,000
	       Note payable - vehicles:
         Ford Credit, monthly payments total $ 2,314,
         including interest at prime plus 2%, due
         July 2005                                         66,834      92,215
        Accrued workers' compensation                     718,000        -
        Notes payable - McClendon Enterprises              36,500      36,500
                                                       ----------  ----------

                                                       11,974,289  12,010,233
        Less: Current portion                          (3,110,074) (3,816,888)
                                                       ----------  ----------

                                                      $ 8,864,215 $ 8,193,345
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2001
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

        Subsequent to March 31, 2001, the Company also refinanced certain
        debt	with Columbus Bank & Trust.  The above descriptions reflect the
        refinanced	terms and rates.

       	Equipment notes are collateralized by substantially all revenue equipment with a total book value of approximately $5,314,108.  Personal
        guarantees by the	Company's principal stockholders are also used as
        collateral on certain notes.

       	Aggregate maturities under these arrangements for years subsequent to March 31, 2001 are as follows:

            	2002                            $ 3,110,074
	            2003                              2,271,187
	            2004                              2,386,312
            	2005                              2,509,968
	            2006                              1,696,748
                                              ----------

                                             $11,974,289
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

       	During 2000 the Company also acquired tractors through operating
        leases	with options to purchase the equipment at their fair market value
        at the end of	the leases.  The leases are for periods of 18 months to 36
        months.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2001
(UNAUDITED)

NOTE 9:	Operating Leases(continued)

	       The Company also leases certain real estate properties from McClendon
       	Enterprises (a related party).

       	Below is a schedule of future minimum payments under the above operating
	       leases:
					                                                    	McClendon	  Total
                                        	Tractor	Trailer	Enterprises	Operating
				                                      Leases	Leases    Leases	    Leases

       	Amounts due during:

         	2001					                 $ 1,002,240 $760,357 $  132,000 $ 1,894,597
	         2002					                     751,680   48,627    132,000     932,307
	         2003				                      288,144     -       132,000     420,144
         	2004                            -         -       132,000     132,000
	         2005					                       -         -       132,000     132,000
                                     ----------  -------  ---------  ----------

                                    $ 2,042,064 $808,984 $  660,000 $ 3,511,048
                                     ==========  =======  =========  ==========



       During 1997, the Company started a program whereby the Company leases tractors with qualified drivers from independent operators, ("owner-operators"). Owner-operator expense amounted to $4,248,789 in 2001 and $4,266,691 in 2000 respectively, and is reflected in the Statements of
       Operations as	Purchased Transportation.

      	Other rent expense is summarized as follows:

					                                                     	2001       	2000
                                                       ----------  ----------

      	Tractor leases                                 $   250,560 $     -
	      Trailer leases                                     205,194     205,194
	      McClendon Enterprises lease                         33,000      33,000
	      Spotting service                                    77,326      71,903
	      Other rents                                         54,246      50,974
                                                       ----------  ----------

                                                      $   620,326 $   361,070
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2001
(UNAUDITED)

NOTE 10:	Income Taxes

	        The Company's net carry basis of long-term assets exceeded its tax basis for such assets by approximately $ 5,320,490 at March 31, 2001.
         See Note	2.

        	Net deferred tax liabilities in the accompanying balance sheet reflect the liabilities associated with temporary differences, principally
         depreciation of	fixed assets.

        	Provison for income tax benefit is summarized as follows:

                                                 					   2001       2000
                                                     ---------- ----------
        	Current tax expense
	         Federal                                    $    -     $     -
	         State                                           -           -
        	Deferred tax benefit                            51,266       -
                                                      ---------  ---------

                                                     $   51,266 $     -
                                                      =========  =========





        	The income tax benefit differs from the income tax benefit that would result from applying statutory rates to pretax income.
         This is due primarily to the payment of per diems to drivers,
        	which are only partly tax deductible. As a result of the non-deductible per diems and other permanent differences, the
        	Company has no net operating loss carryforward available at March 31, 2001. Reconciliation of the provision for income tax
        	benefit to statutory rates are is as follows:

					                                                   	2001	       2000
					                                                     	%	          %

        	Federal provision for income taxes at
           statutory rates			                        		 (34.0)	     (34.0)
        	State provision for income taxes at
           statutory rates			                         		 (5.0)	      (5.0)
        	Federal tax benefit from state income
           tax deduction			                              	 -   	      0.79
        	Per diems and other permanent
           differences                               				 2.74 	     16.24
	        Other		                                      			 9.03      	 7.69
                                                        ------      ------

		                  Total                          				 (27.23)   	 (31.24)
							                                                 ======      ======

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2001
(UNAUDITED)

NOTE 11:	Related Party Transactions

        	McClendon Enterprises

	        The Company leases under operating leases, its present operating facility and other real estate from McClendon Enterprises, a partnership comprised of two Company stockholders. Total rent expenses on these leases was $33,000 or 2001, and $33,000 for 2000.

        	Other

        	The Company's two stockholders are obligated to a previously redeemed
         stockholder	on notes executed to acquire the previous stockholder's
         stock.  The balance of these notes as of March 31, 2001 was approximately $ 89,000 with quarterly principal and interest payments due through 2001.

        	The Company has a note payable outstanding from two stockholders in the amount of $ 225,000.  The Company also has a loan payable outstanding from a stockholder in the amount of $ 6,968 for March 2001 and $ 49,990 for March 2000 respectively. These amounts are included in short-term borrowings, as discussed in Note 6.

        	The Company also has various loans and other receivables from certain
         officers and	stockholders, summarized as follows:

                                                      						2001       	2000
                                                        ----------  ----------

         Stockholder notes receivable, interest at 7%  $   126,400 $    91,000
        	Other stockholder receivables                       9,778       9,677
        	Other officer and employee receivables             42,281      24,035
                                                        ----------  ----------

                                                       $   178,459 $   124,712
                                                        ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2001
(UNAUDITED)


NOTE 12:	Profit Sharing Plan

        	The Company maintains a qualified defined contribution profit sharing
         plan	with 401(k) provisions covering substantially all employees with
         over one year	of service.
        	Contributions based on a percentage of compensation are determined
         annually	by the board of directors.  The Company made contributions
         totaling $	8,318	for the period ended March 31, 2001 and $ 7,471
         for the period ended March 31, 2000.

NOTE 13:	Supplemental Disclosures of Cash Flow Information

        	Cash paid during the period for:
						                                                     2001 	      2000
                                                       ----------  ----------

	             Interest                                $   201,057 $   264,522
             	Taxes                                   $       490 $    64,205


NOTE 14:	Contingencies

        	Self-Insurance Plans

        	The Company is partially self-insured with respect to various risk
         areas as	follows:

         Liability, Cargo and Physical Damage

         For automobile liability, the Company is responsible for any claims less than $100,000 and for claims in excess of the $ 1,000,000 policy limit. The Company also has a $4,000,000 umbrella policy per occurrence.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2001
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

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2001
(UNAUDITED)


NOTE 15:	Going Concern

         As shown in the accompanying financial statements, the Company has
        	experienced significant operating losses and has deficits in working
         capital	and net worth.  These factors raise substantial doubt about the
         Company's	ability to continue as a going concern.

	        Management is working with its primary lenders to monitor the status of
         its	indebtedness and is currently evaluating methods to reduce costs and improve operating results.  In addition, as reflected in Note 8,
         the Company has	renegotiated certain debt obligations with Navistar
         Financial Corporation and		"Columbus Bank & Trust Company, that are
         expected to further reduce its	outstanding indebtedness through a
         combination of foregiveness and equity	conversion.  During 1999, the
         Company signed certain agreements to effect a	reorganization plan as
         more fully described in Note 16.

         If the Company is unsuccessful in its efforts, it may be necessary to
         undertake	such other actions as may be appropriate to preserve asset
         value. The financial statements do not include any adjustments, other than the classification of long-term debt as disclosed in Note 8, that
         might result from the outcome of	this uncertainty.


NOTE 16:	Reorganization

         During June, 1999, the Company initiated a plan of reorganization.  As a result the Company entered into a reverse merger transaction with RDA
         Services, Inc. in November, 1999 whereby RDA Services, Inc. purchased
         Glenn McClendon Trucking Company, Inc. ("GMTC") through issuance of its stock.  RDA Services, Inc. then changed its name to McClendon
         Transportation Group, Inc.  The principal	shareholders of GMTC retained
         90% of the stock of the newly merged Company. 	The transaction also
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

Working Capital and Cash Flow

The Company's working capital deficiency decreased from a negative $ 7,944,886 as at December 31, 2000 to a negative $ 5,342,443 for the three months ended March 31, 2001. The current ratio was .54 and .44 at December 31, 2000 and March 31, 2001 respectively. The change in working capital was due primarily to the restructing of certain long-term debt and foregiveness of such debt.

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