Form 10-Q
period 2001-06-30
MCCLENDON TRANSPORTATION GROUP INC
filed 2001-08-15
CIK 1110072

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934


    For the Quarter Ended June 30, 2001,

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

                              Not Applicable
      -----------------------------------------------------------------
      (Former name, address or fiscal year if changed since last report)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes_______x____________ No ________________


       The total number of common shares outstanding of the issuer's common shares, par value $ .001, as of the date of this report, follow:


                                 18,532,000

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements






McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM BALANCE SHEET
AS AT JUNE 30, 2001
(UNAUDITED)



						                                                     2001      	2000

ASSETS
Cash and cash equivalents						                      $    73,449  $   183,162
Restricted investments						                             103,238      675,000
Accounts receivable - trade					                       3,991,030    3,891,063
Accounts receivable - other					                         248,210      129,521
Inventories						                                        173,675      204,380
Prepaid expenses				                                   1,941,340    1,531,210
							                                                ---------    ---------
						                                                 6,530,942    6,614,336

FIXED ASSETS(Net of accumulated depreciation
  and amortization)						                              6,104,993    7,613,686

OTHER ASSETS						                                       193,475      233,738
							                                                ---------   ----------

					                                           	    $12,829,410  $14,461,760
							                                               ==========   ==========

See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM BALANCE SHEET
AS AT JUNE 30, 2001
(UNAUDITED)


					                                                     	2001     2000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft				                                		 $ 1,658,333  $   241,615
Short-term borrowings						                            4,348,851    8,968,470
Accounts payable						                                 1,890,689    1,816,859
Accrued taxes						                                      141,118      168,991
Other accrued charges					                             1,893,766    2,187,541
Income taxes payable -estimated					                     (25,218)     204,388
Current portion of long-term debt						                2,050,149    3,292,481
							                                               ----------   ----------
						                                                11,957,688   16,880,345

LONG TERM DEBT(less: current portion)						            9,759,345    7,315,814

DEFERRED INCOME TAXES					                           	 1,954,101    2,427,588
							                                               ----------   ----------
					                                               	 23,671,134   26,623,747
							                                               ----------   ----------
STOCKHOLDERS' EQUITY

Common stock, par value $.001 each, authorized
 100,000,000
 issued and outstanding - 18,532,000(2000 -16,100,000)    18,532       16,100

Additional paid-in capital						                       3,751,703      138,783

Deficit						                                        (14,611,959) (12,316,870)
							                                              -----------   ----------

                                                     (10,841,724) (12,161,987)
							                                              -----------   ----------

						                                               $12,829,410  $14,461,760
							                                              ===========   ==========


See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIENCY)
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)


							                                                           TOTAL
							                                                        STOCKHOLDER
		                      	NUMBER           	PAID-IN ACCUMULATED 	 EQUITY
		                     	OF SHARES   AMOUNT	 CAPITAL	 DEFICIT 	 (DEFICIENCY)
Balance - January 1,
         2001        16,228,000 $ 16,228 $  254,155 $(12,057,323) $(11,786,940)

Issuance of common
           stock			   2,304,000 	  2,304  3,497,548        -   	     3,499,852

Net loss for the
    period			               -       	 -      	 -   	   (2,554,636)  (2,554,636)
							              ----------  -------  ---------   -----------   ----------
Balance - June 30,
   2001              18,532,000 $ 18,532 $3,651,703  $(14,611,959)$(10,841,724)
							               ==========  ======= =========   ===========  ===========








See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)


					                                                      	2001       2000

REVENUE
Freight                                 						        $19,289,485 $ 19,875,461
Other freight related						                                66,980      117,406
							                                                ----------   ----------

						                                                 19,356,465   19,992,867
                                                       ----------   ----------
OPERATING EXPENSES
Rent and purchased transportation						                 9,651,019    9,458,267
Salaries, wages and benefits                         		 5,397,556    5,622,265
Operations and maintenance					                         3,560,589    3,621,418
Insurance and claims						                              1,586,107    1,137,203
Taxes and licences			                                     332,830      354,741
Communications and utilities					                         284,555      282,656
Depreciation and amortization				                     	   610,858    1,077,790
(Gain) loss on sale of fixed assets                        79,597      (29,108
						                                                 ----------   ----------

						                                                 21,503,111   21,525,232
							                                                ----------   ----------

OPERATING INCOME(LOSS)					                            (2,146,646)  (1,532,365)
							                                                ----------   ----------
OTHER ITEMS
Interest income					                                      141,668      166,128
Interest expense						                                   (426,966)    (820,330)
Miscellaneous expenses						                              (52,010)     (93,303)
						                                                 ----------   ----------

						                                                   (337,308)    (747,505)
							                                                ----------   ----------

LOSS BEFORE INCOME TAXES           			                 (2,483,954)  (2,279,870)

PROVISION FOR INCOME TAXES                                 70,682         -
                                                       ----------   ----------

NET LOSS FOR THE PERIOD 			       			                 $(2,554,636) $(2,279,870)
							                                                ==========    =========

Number of Shares Outstanding                           18,532,000   16,100,000
                                                       ==========   ==========

Net Loss per Share                                    $     (0.14)  $    (0.14)
                                                       ==========    =========

See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)


					                                                    	2001         	2000
CASH FLOW FROM OPERATING ACTIVITIES
Net loss for the period        				               		 $(2,554,636) $(2,279,870)
                                                      ----------   ----------
Adjustments to reconcile net loss to net cash provided
 from operating activities:
   Depreciation and amortization						                   610,858    1,077,790
   Deferred income taxes						                            36,101       21,588
   (Gain) loss on sale of fixed assets                    79,957      (29,108)
Changes in current assets and liabilities
   Accounts receivable						                             205,081      671,622
   Inventories					                                       (5,793)       6,217
   Refundable income taxes                                28,000         -
   Prepaid expenses						                                 59,193    1,490,526
   Accounts payable					                                 258,426     (325,583)
   Other current liabilities						                      (397,532)     187,832
							                                               ----------   ----------

					                                                   873,931     3,100,884
							                                               ----------   ----------

NET CASH PROVIDED FROM (USED IN)
   OPERATING ACTIVITIES	                             (1,680,705)      821,014
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets					                       	    -         (12,721)
Proceeds from sale of fixed assets                        82,314      549,096
(Increase)decrease in other assets					                  (11,625)      (1,998)
							                                               ----------   ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES					            70,689      534,377
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft - net					                           	   (950,928)  (1,021,270)
Restricted investments - net					                         (1,690)    (473,452)
Short-term borrowings - net						                       (704,024)   3,166,608
Reduction in long-term debt - net						                 (284,247)  (2,970,135)
Issuance of common stock						                         3,499,853       50,000
							                                                ---------    ---------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                					             1,558,964   (1,248,249)
                                            							    ---------    ---------

NET CHANGE IN CASH					                                  (51,052)     107,142

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD						    124,501       76,020
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD						       $   73,449   $  183,162
                                                       =========    =========


See Notes to Interim Financial Statements.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2001
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

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2001
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
        securities.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2001
(UNAUDITED)


NOTE 3:	Accounts Receivable

	       Trade accounts receivable are summarized as follows:


					                                                      	2001       	2000
                                                        ----------   ---------
       	Trade accounts receivable                      $ 4,103,911 $ 4,003,944
	       Allowance for doubtful accounts                   (112,881)   (112,881)
                                                        ----------   ---------

                                                       $ 3,991,030 $ 3,891,063
                                                        ==========  ==========





       	Accounts receivable other than trade are summarized as follows:

       	Officers and employees(Note 11)		              $   180,739 $   151,939
	       Insurance premium refunds						                     32,509      35,361
	       Miscellaneous                                       34,962     (57,779)
                                                        ----------  ----------

                                                       $   248,210 $   129,521
                                                        ==========  ==========




NOTE 4:	Prepaid Expenses

       	Prepaid expenses are summarized as follows:

					                                                      	2001      	2000
                                                        ----------  ----------

        Insurance, including deposits                  $ 1,237,890 $ 1,123,279
        Taxes, licences and permits                        121,171     154,521
	       Other                                              582,279     253,410
                                                        ----------  ----------

                                                       $ 1,941,340 $ 1,531,210
                                                        ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2001
(UNAUDITED)

NOTE 5:	Fixed Assets and Depreciation

       	Major classes of fixed assets and accumulated depreciation are
        summarized	as follows:

                                               				       		2001      	2000
                                                       ----------- -----------

       	Land                                           $   295,944 $   338,944
       	Building and land improvements                   1,596,967   1,696,967
       	Revenue equipment                               17,657,567  24,960,617
	       Furniture, fixtures and other                    3,357,690   3,338,101
                                                        ----------  ----------
                                                        22,908,168  30,294,630
       	Accumulated depreciation                       (16,803,175)(22,680,943)
                                                        ----------  ----------

                                                       $ 6,104,993 $ 7,631,686
                                                        ==========  ==========


NOTE 6:	Short-Term Borrowings

       	Short-term borrowings consists of the following:

					                                                     	2001       	2000
                                                        ----------- ----------

        $5,000,000 line of credit from Systran Financial
        Services Corporation, with interest at prime
        plus 2%, accounts	receivable as collateral.
        Borrowings on the line of credit	are limited by
        various restrictions on the above collateral.  $ 2,628,834 $ 2,949,601

       	Demand note from Columbus Bank & Trust with
        interest at prime plus 3%, accounts receivable,
        contract rights	as collateral.                   1,513,049   5,718,879

        Unsecured note from stockholders, interest at
        8.5%, due January 18, 2001.                        200,000     250,000

       	Other notes payable - stockholders                   6,968      49,990
                                                        ----------  ----------

                                                       $ 4,348,851 $ 8,968,470
                                                        ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2001
(UNAUDITED)


NOTE 7:	Other Accrued Expenses

       	Other accrued expenses are summarized as follows:

					                                                     	2001       2000
                                                       ----------  ----------

       	Accrued self-insured liability claims         $   740,733 $   366,609
       	Accrued workers' compensation                     979,520   1,819,212
       	Other accrued expenses                            173,513       1,720
                                                       ----------  ----------

                                                      $ 1,893,766 $ 2,187,541
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2001
(UNAUDITED)


NOTE 8:	Long-Term Debt

       	Long-term debt consists of the following:

			                                                     			2001      	2000
                                                       ----------  ----------

        Mote payable - Columbus Bank & Trust Co.,
         interest only through July 2001, thereafter
         monthly payments of approximately $180,000
         including interest at prime, final payment
         August 2005; equipment, other assets and
         endorsements as collateral                   $ 6,975,317 $     -
        Note payable - equipment: Navistar Financial
         Corporation (see below);                       2,100,000   7,430,692
        Note payable - equipment:
         Associates Commercial Corporation, monthly
         payments total $33,098 as of June 30, 2000,
         including interest at 9.25%                        -         315,065
	       Note payable -equipment:
         TBCC Funding Trust I, monthly payments total
         $75,034 as of June 30, 2000 including interest
         at 10.4%;                                          -       1,372,582
	       Note payable -equipment:
         Financial Federal Credit, Inc. monthly
         principal payments of $27,679 plus interest
         at prime plus 2%, due October 2005;            1,439,306     887,516
	       Note payable - real estate:
	        Columbus Bank & Trust Co., interest only to
         June 2001,thereafter, monthly blended
         payments of $12,174 at prime plus 2%, due
         July 2005                                        480,000     480,000
	       Note payable - vehicles:
         Ford Credit, monthly payments total $ 2,314,
         including interest at prime plus 2%, due
         July 2005                                         60,371      85,940
        Accrued workers' compensation                     718,000        -
        Notes payable - McClendon Enterprises              36,500      36,500
                                                       ----------  ----------

                                                       11,809,494  10,608,295
        Less: Current portion                          (2,050,149) (3,292,481)
                                                       ----------  ----------

                                                      $ 9,759,345 $ 7,315,814
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2001
(UNAUDITED)


NOTE 8:	Long-Term Debt(continued)


       	Aggregate maturities under these arrangements for years subsequent to June 30, 2001 are as follows:

            	2002                            $ 2,050,149
	            2003                              2,329,969
	            2004                              2,449,486
            	2005                              2,014,677
	            2006                              2,965,214
                                              ----------

                                             $11,809,494
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
        months.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2001
(UNAUDITED)

NOTE 9:	Operating Leases(continued)

	       The Company also leases certain real estate properties from McClendon
       	Enterprises (a related party).

       	Below is a schedule of future minimum payments under the above operating
	       leases:
					                                                    	McClendon	  Total
                                        	Tractor	Trailer	Enterprises	Operating
				                                      Leases	Leases    Leases	    Leases

       	Amounts due during:

         	2001					                 $ 1,002,240 $760,357 $  132,000 $ 1,894,597
	         2002					                     751,680   48,627    132,000     932,307
	         2003				                      288,144     -       132,000     420,144
         	2004                            -         -       132,000     132,000
	         2005					                       -         -       132,000     132,000
                                     ----------  -------  ---------  ----------

                                    $ 2,042,064 $808,984 $  660,000 $ 3,511,048
                                     ==========  =======  =========  ==========




      	Other rent expense is summarized as follows:

					                                                     	2001       	2000
                                                       ----------  ----------

      	Tractor leases                                 $   501,120 $    32,016
	      Trailer leases                                     410,388     424,308
	      McClendon Enterprises lease                         66,000      66,000
	      Spotting service                                   136,782     144,214
	      Other rents                                        108,713     105,207
                                                       ----------  ----------

                                                      $ 1,223,003 $   771,745
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2001
(UNAUDITED)

NOTE 10:	Income Taxes

	        The Company's net carry basis of long-term assets exceeded its tax basis for such assets by approximately $ 3,937,563 at June 30, 2001.
         See Note	2.

        	Net deferred tax liabilities in the accompanying balance sheet reflect the liabilities associated with temporary differences, principally
         depreciation of	fixed assets.

        	Provison for income tax benefit is summarized as follows:

                                                 					   2001       2000
                                                     ---------- ----------
        	Current tax expense
	         Federal                                    $    -     $     -
	         State                                           -           -
        	Deferred tax benefit                            70,682       -
                                                      ---------  ---------

                                                     $   70,682 $     -
                                                      =========  =========





        	The income tax benefit differs from the income tax benefit that would result from applying statutory rates to pretax income.
         This is due primarily to the payment of per diems to drivers,
        	which are only partly tax deductible. As a result of the non-deductible per diems and other permanent differences, the
        	Company has no net operating loss carryforward available at June 30, 2001. Reconciliation of the provision for income tax
        	benefit to statutory rates are is as follows:

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
							                                                 ======      ======

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2001
(UNAUDITED)

NOTE 11:	Related Party Transactions

        	McClendon Enterprises

	        The Company leases under operating leases, its present operating facility and other real estate from McClendon Enterprises, a partnership comprised of two Company stockholders. Total rent expenses on these leases was $66,000 or 2001, and $66,000 for 2000.

        	Other

        	The Company has a note payable outstanding from two stockholders in the amount of $ 200,000.  The Company also has a loan payable outstanding from a stockholder in the amount of $ 6,968 for June 2001 and $ 49,990 for June 2000 respectively. These amounts are included in short-term borrowings, as discussed in Note 6.

        	The Company also has various loans and other receivables from certain
         officers and	stockholders, summarized as follows:

                                                      						2001       	2000
                                                        ----------  ----------

         Stockholder notes receivable, interest at 7%  $   126,400 $    91,000
        	Other stockholder receivables                       9,778       9,677
        	Other officer and employee receivables             44,561      51,262
                                                        ----------  ----------

                                                       $   180,739 $   151,939
                                                        ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2001
(UNAUDITED)


NOTE 12:	Profit Sharing Plan

        	The Company maintains a qualified defined contribution profit sharing
         plan	with 401(k) provisions covering substantially all employees with
         over one year	of service.
        	Contributions based on a percentage of compensation are determined
         annually	by the board of directors.  The Company made contributions
         totaling $	16,735 for the period ended June 30, 2001 and $ 16,142
         for the period ended June 30, 2000 respectively.

NOTE 13:	Supplemental Disclosures of Cash Flow Information

        	Cash paid during the period for:
						                                                     2001 	      2000
                                                       ----------  ----------

	             Interest                                $   409,466 $   602,154
             	Taxes                                   $     3,350 $    94,220


NOTE 14:	Contingencies

        	Self-Insurance Plans

        	The Company is partially self-insured with respect to various risk
         areas as	follows:

         Liability, Cargo and Physical Damage

         For automobile liability, the Company is responsible for any claims less than $100,000 and for claims in excess of the $ 1,000,000 policy limit. The Company also has a $4,000,000 umbrella policy per occurrence.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2001
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

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2001
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

Working Capital and Cash Flow

The Company's working capital deficiency decreased from a negative $ 7,944,886 as at December 31, 2000 to a negative $ 5,500,195 for the six months ended
June 30, 2001.  The current ratio was .54 and .55 at December 31, 2000 and
June 30, 2001 respectively. The change in working capital was due primarily to the restructing of certain long-term debt and foregiveness of such debt.

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


Dated:  August 14, 2001