Form 10-Q
period 2001-09-30
MCCLENDON TRANSPORTATION GROUP INC
filed 2001-11-15
CIK 1110072

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934


    For the Quarter Ended September 30, 2001, Commission File No. 0-30880


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


                       Yes_____x______________ No _________________


       The total number of common shares outstanding of the issuer's common shares, par value $ .001, as of the date of this report, follow:


                                 18,532,000

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements






McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM BALANCE SHEET
AS AT SEPTEMBER 30, 2001
(UNAUDITED)



						                                                     2001      	2000

ASSETS
Cash and cash equivalents						                       $  230,502   $  118,108
Restricted investments						                              76,335      101,548
Accounts receivable - trade					                       3,580,785    4,104,307
Accounts receivable - other					                         263,102       97,787
Inventories						                                        167,028      196,467
Income taxes recoverable                                  30,599         -
Prepaid expenses				                                   2,377,442    1,733,662
							                                                ---------    ---------
						                                                 6,725,643    6,351,879

FIXED ASSETS(Net of accumulated depreciation
  and amortization)						                              7,019,826    6,093,021

OTHER ASSETS						                                       190,146      219,515
							                                                ---------   ----------

					                                           	    $13,935,615  $12,664,415
							                                               ==========   ==========

See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM BALANCE SHEET
AS AT SEPTEMBER 30, 2001
(UNAUDITED)


					                                                     	2001     2000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft				                                		 $ 2,693,937  $   921,773
Short-term borrowings						                            3,958,383    8,297,599
Accounts payable						                                 1,706,450    1,872,382
Accrued taxes						                                      128,806      146,470
Other accrued charges					                             1,433,569    2,210,122
Income taxes payable -estimated					                        -         204,388
Current portion of long-term debt						                3,047,433        6,183
							                                               ----------   ----------
						                                                12,968,578   13,658,917

LONG TERM DEBT(less: current portion)						            9,921,897    7,369,150

DEFERRED INCOME TAXES					                           	 1,949,156    2,426,351
							                                               ----------   ----------
					                                               	 24,839,631   23,454,418
							                                               ----------   ----------
STOCKHOLDERS' EQUITY

Common stock, par value $ 1 each, authorized
 35,000,000 issued and outstanding
 - 18,532,000(2000-16,100,000)                            18,532       16,100

Additional paid-in capital						                       3,751,703      138,783

Deficit						                                        (14,674,251) (10,944,866)
							                                              -----------   ----------

                                                     (10,904,016) (10,790,003)
							                                              -----------   ----------

						                                               $13,935,615  $12,664,415
							                                              ===========   ==========


See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)


							                                                           TOTAL
							                                                        STOCKHOLDER
		                      	NUMBER           	PAID-IN ACCUMULATED 	 EQUITY
		                     	OF SHARES   AMOUNT	 CAPITAL	 DEFICIT 	 (DEFICIENCY)
Balance - January 1,
         2001         16,100,000 $ 16,100$  251,850  $(11,786,941) $(11,518,991)

Issuance of common
           stock			    2,432,000	   2,432 3,499,853        -   	      3,502,015


Net loss for the
    period			               -       	 -      	 -   	   (2,616,928)   (2,616,928)
							               ----------  ------- ---------  ------------   ----------
Balance - September 30,
   2001               18,532,000 $ 18,532$3,751,703  $(10,944,886) $(10,790,003)
							               ==========  ======= =========   ===========   ===========








See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)


					                                                      	2001      	2000

REVENUE
Freight                                 						        $28,502,879  $29,950,176
Other freight related						                                90,600      184,489
							                                                ----------   ----------

						                                                 28,593,479   30,134,665
                                                       ----------   ----------
OPERATING EXPENSES
Rent and purchased transportation						                14,034,554   14,563,557
Salaries, wages and benefits                         		 7,632,920    8,512,185
Operations and maintenance					                         5,216,514    5,426,372
Insurance and claims						                              2,435,166    1,824,135
Taxes and licences			                                     483,001      515,819
Communications and utilities					                         432,332      442,417
Depreciation and amortization				                     	   924,774    1,616,684
						                                                 ----------   ----------

						                                                 31,159,261   32,901,169
							                                                ----------   ----------

OPERATING INCOME(LOSS)					                            (2,565,782)  (2,766,504)
							                                                ----------   ----------
OTHER ITEMS
Gain (loss) on sale of fixed assets and other			         (148,815)     213,606
Interest income					                                      173,365      269,746
Interest expense						                                   (587,079)   1,494,896
Miscellaneous expenses						                             (103,131)    (119,630)
						                                                 ----------   ----------

						                                                   (665,660)   1,858,618
							                                                ----------   ----------

INCOME BEFORE EXTRAORDINARY ITEMS					                 (3,231,442)    (907,886)

EXTRAORDINARY ITEMS					                                 (614,514)        -
                                                       ----------   ----------

NET LOSS FOR THE PERIOD			        			                 $(2,616,928)  $ (907,886)
							                                                ==========    =========

Number of Shares Outstanding                           18,532,000   16,100,000
                                                       ==========   ==========

Earnings per Share                                    $    (0.14)   $    (0.06)
                                                       =========     =========

See Notes to Interim Financial Statements

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
INTERIM STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)


					                                                    	2001         	2000
CASH FLOW FROM OPERATING ACTIVITIES
Net loss for the period        				               		 $(2,616,928) $  (907,886)
                                                      ----------   ----------
Adjustments to reconcile net loss to net cash provided
 from operating activities:
   Depreciation and amortization						                 1,616,684    1,616,684
   Deferred income taxes						                            20,351       20,351
   Gain on sale of fixed assets						                    148,815     (213,606)
Changes in current assets and liabilities
   Accounts receivable						                             490,112      490,112
   Inventories					                                       14,130       14,130
   Refundable income taxes                                28,000         -
   Prepaid expenses						                               (376,909)   1,288,074
   Accounts payable					                                  74,187     (270,060)
   Other current liabilities						                      (875,422)     187,892
							                                               ----------   ----------

					                                                    555,889    3,133,577
							                                               ----------   ----------

NET CASH PROVIDED BY(USED IN)  OPERATING ACTIVITIES   (2,061,039)   2,225,691
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets					                      (1,292,467)     (15,132)
Proceeds from sale of fixed assets						                  76,814    1,717,776
(Increase) Decrease in other assets  		                   (8,296)      12,225
							                                               ----------   ----------

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES    (1,223,949)   1,714,869
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft - net					                           	     84,676     (341,112)
Restricted investments - net					                         25,213      100,000
Short-term borrowings - net						                     (1,094,492)   2,495,737
Increase(Reduction) in long-term debt - net              875,589   (6,203,097)
Issuance of common stock						                         3,499,853       50,000
							                                                ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	   3,390,839   (3,898,472)
                                            							    ---------    ---------

NET CHANGE IN CASH					                                  105,851       42,088

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD						    124,501       76,020
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD						       $  230,532   $  118,108
                                                       =========    =========


See Notes to Interim Financial Statements.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2001
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

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2001
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
        securities.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2001
(UNAUDITED)


NOTE 3:	Accounts Receivable

	       Trade accounts receivable are summarized as follows:


					                                                     	2001       	2000
                                                       ----------  ----------

       	Trade accounts receivable                     $ 3,693,666 $ 4,217,188
	       Allowance for doubtful accounts                  (112,881)   (112,881)
                                                       ----------  ----------

                                                      $ 3,580,785 $ 4,104,307
                                                       ==========  ==========





       	Accounts receivable other than trade are summarized as follows:

       	Officers and employees(Note 11)               $   182,060 $   166,288
	       Insurance premium refunds                          32,509      35,361
	       Miscellaneous						                               198,084    (103,862)
                                                       ----------  ----------

                                                      $   263,102 $    97,787
                                                       ==========  ==========



NOTE 4:	Prepaid Expenses

       	Prepaid expenses are summarized as follows:

					                                                      2001       	2000
                                                       ----------  ----------

        Insurance, including deposits                 $ 1,546,052 $ 1,076,120
        Taxes, licences and permits                       423,818     476,170
	       Other                                             407,572     181,372
                                                       ----------  ----------

                                                      $ 2,377,442 $ 1,733,662
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2001
(UNAUDITED)

NOTE 5:	Fixed Assets and Depreciation

       	Major classes of fixed assets and accumulated depreciation are
        summarized	as follows:

                                               				       	2001       	2000
                                                       ----------  ----------

       	Land                                          $   295,944 $   318,944
       	Building and land improvements                  1,696,967   1,696,967
       	Revenue equipment                              18,488,582  20,075,820
	       Furniture, fixtures and other                   3,357,691   3,340,512
                                                       ----------  ----------
                                                       23,744,684  25,432,243
       	Accumulated depreciation                      (16,724,858)(19,339,222)
                                                       ----------  ----------

                                                      $ 7,019,826 $ 6,093,021
                                                       ==========  ==========


NOTE 6:	Short-Term Borrowings

       	Short-term borrowings consists of the following:

					                                                     	2001        2000
                                                       ----------  ----------
        $5,000,000 line of credit from Systran Financial
        Services Corporation, with interest at prime
        plus 2%, accounts	receivable as collateral.
        Borrowings on the line of credit	are limited by
        various restrictions on the above collateral. $ 2,238,366 $ 2,978,730

       	Demand note from Columbus Bank & Trust with
        interest at prime plus 3%, accounts receivable,
        contract rights	as collateral.                  1,513,049   5,018,879

        Unsecured note from stockholders, interest at
        8.5%, due January 18, 2001.                       200,000     250,000

       	Other notes payable - stockholders                  6,968      49,990
                                                       ----------  ----------

                                                      $ 3,958,383 $ 8,297,599
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2001
(UNAUDITED)


NOTE 7:	Other Accrued Expenses

       	Other accrued expenses are summarized as follows:

    		                                                     	2001        2000
                                                        ----------  ----------

       	Accrued self-insured liability claims
              (see below)                              $   710,413 $   286,440
       	Accrued workers' compensation                      552,478   1,989,503
       	Other accrued expenses                             170,678     (65,821)
                                                        ----------  ----------

                                                       $ 1,433,569 $ 2,210,122
                                                        ==========  ==========


        During 1998, the Company negotiated with its previous liability insurance carrier for forgiveness of $ 1,106,951 of outstanding claims under its policy. The forgiveness was accepted, subject to certain contingencies which were not resolved until 1999. Accordingly, this
        debt foregiveness income is	recognized in the 1999 statement of
        operations as an extraordinary item.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2001
(UNAUDITED)


NOTE 8:	Long-Term Debt

       	Long-term debt consists of the following:

			                                                     			2001       	2000
                                                       ----------  ----------

        Notes payable - Columbus Bank & Trust Co.,
         interest only through June 2001, thereafter
         monthly payments of approximately $ 180,000,
         including interest at prime, final payment
         due August 2005; equipment other assets and
	        endorsements as collateral;                  $ 6,975,317 $ 3,900,000
	       Note payable - equipment: Navistar Financial
         Corporation (see below);                       2,100,000   2,100,000
	       Note payable -equipment:
         Financial Federal Credit, Inc. monthly
         principal payments of $27,679 plus interest
         at prime plus 2%, due October 2005;            1,356,269     779,215
        Note payable -  equipment
         Financial Federal Credit, Inc. monthly
         principal payments of $43,083 plus interest
         at bank prime, due February 2004               1,249,384       -
	       Note payable - real estate:
	        Columbus Bank & Trust Co., interest only to
         June 2001,thereafter, monthly blended
         payments of $12,174 at prime plus 2%, due
         July 2005                                        480,000     480,000
	       Note payable - vehicles:
         Ford Credit, monthly payments total $ 2,314,
         including interest at prime plus 2.0%, due
         July 2005.                                        53,860      79,618
        Notes payable - McClendon Enterprises              36,500      36,500
                                                       ----------  ----------
                                                       12,969,330   7,375,333
        Less: Current portion                          (3,047,433)     (6,183)
                                                       ----------  ----------

                                                      $ 9,921,897 $ 7,369,150
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2001
(UNAUDITED)


NOTE 8:	Long-Term Debt(continued)


       	Aggregate maturities under these arrangements for years subsequent to September 30, 2001 are as follows:

            	2001                         $ 3,047,433
	            2002                           2,881,204
	            2003                           2,694,432
            	2004                           1,464,084
	            2005                           2,882,177
                                           ----------

                                          $12,969,330
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
        months.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2001
(UNAUDITED)

NOTE 9:	Operating Leases

	       The Company also leases certain real estate properties from McClendon
       	Enterprises (a related party).

       	Below is a schedule of future minimum payments under the above operating
	       leases:
					                                                    	McClendon	  Total
                                        	Tractor	Trailer	Enterprises	Operating
				                                      Leases	Leases    Leases	    Leases

       	Amounts due during:

         	2001					                  $ 1,002,240 $760,357 $ 132,000 $ 1,894,597
	         2002					                      751,680   48,627   132,000     932,307
	         2003				                       288,144     -      132,000     420,144
         	2004                              -        -      132,000     132,000
	         2005					                         -        -      132,000     132,000
                                      ----------  -------  --------  ----------

                                     $ 2,042,064 $808,984 $ 660,000 $ 3,511,048
                                      ==========  =======  ========  ==========



      	Other rent expense is summarized as follows:

					                                                     	2001       	2000
                                                       ----------  ----------

      	Tractor leases                                 $   828,918 $   199,056
	      Trailer leases                                     273,703     629,502
	      McClendon Enterprises lease                         99,000      99,000
	      Spotting service                                   205,182     213,263
	      Other rents                                        161,253     158,475
                                                       ----------  ----------

                                                      $ 1,568,055 $ 1,299,296
                                                       ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2001
(UNAUDITED)

NOTE 10:	Income Taxes

	        The Company's net carry basis of long-term assets exceeded its tax basis for such assets by approximately $ 3,786,453 at September 30,
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
                                                      ==========  =========




        	The income tax benefit differs from the income tax benefit that would result from applying statutory rates to pretax income.
         This is due primarily to the payment of per diems to drivers,
        	which are only partly tax deductible. As a result of the non-deductible per diems and other permanent differences, the
        	Company has no net operating loss carryforward available at December 31, 2001. Reconciliation of the provision for income tax
        	benefit to statutory rates are is as follows:

					                                                   	2001	       2000
					                                                     	%	          %

        	Federal provision for income taxes at
           statutory rates			                        		 (34.0)	     (34.0)
        	State provision for income taxes at
           statutory rates			                         		 (5.0)	      (5.0)
        	Federal tax benefit from state income
           tax deduction			                              	 -   	      0.79
        	Per diems and other permanent
           differences                               				 2.74 	      2.74
	        Other		                                      			 7.69      	 7.69
                                                        ------      ------

		                  Total                          				 (27.23)   	 (27.23)
							                                                 ======      ======

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2001
(UNAUDITED)

NOTE 11:	Related Party Transactions

        	McClendon Enterprises

	        The Company leases under operating leases, its present operating facility and other real estate from McClendon Enterprises, a partnership comprised of two Company stockholders. Total rent expenses on these leases was $99,000 for 2001, $99,000 for 2000.

        	Other

        	The Company's two stockholders are obligated to a previously redeemed
         stockholder	on notes executed to acquire the previous stockholder's
         stock.  The balance of these notes as of September 30, 2000 was
         approximately $ 170,000 with quarterly principal and	interest payments
         due through 2001.

        	The Company has a note payable outstanding from two stockholders in the amount of $ 200,000.  The Company also has a loan payable outstanding from a stockholder in the amount of $ 49,990 for September 2001 and
         $ 0 for September 2000 respectively. These amounts are included in short-term borrowings, as discussed in Note 6.

        	The Company also has various loans and other receivables from certain
         officers and	stockholders, summarized as follows:

                                                      						2001       	2000
                                                        ----------  ----------

         Stockholder notes receivable, interest at 7%  $   126,400 $    91,000
        	Other stockholder receivables                       9,778       9,677
        	Other officer and employee receivables             45,882      65,611
                                                        ----------  ----------

                                                       $   182,060 $   166,288
                                                        ==========  ==========

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2001
(UNAUDITED)


NOTE 12:	Profit Sharing Plan

        	The Company maintains a qualified defined contribution profit sharing
         plan	with 401(k) provisions covering substantially all employees with
         over one year	of service.
        	Contributions based on a percentage of compensation are determined
         annually	by the board of directors.  The Company made contributions
         totaling $25,618 for the period ended September 30, 2001 and $ 25,007 for the period ended September 30, 2000.

NOTE 13:	Supplemental Disclosures of Cash Flow Information

        	Cash paid during the period for:
						                                                      2001 	      2000
                                                        ----------  ----------

	             Interest                                 $   569,579 $   763,514
             	Taxes                                    $     8,461 $   151,548



NOTE 14:	Contingencies

        	Self-Insurance Plans

        	The Company is partially self-insured with respect to various risk
         areas as	follows:

         Liability, Cargo and Physical Damage

         For automobile liability, the Company is responsible for any claims less than $100,000 and for claims in excess of the $ 1,000,000 policy limit. The Company also has a $4,000,000 umbrella policy per occurrence.

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2001
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

McCLENDON TRANSPORTATION GROUP, INC.
LAFAYETTE, ALABAMA
NOTES TO INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2001
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

Working Capital and Cash Flow

The Company's working capital deficiency decreased from a negative $7,944,886 as at December 31, 2000 to a negative $6,242,935 for the nine months ended September 30, 2001. The current ratio was .46 and .52 at December 31, 2000 and September 30, 2001 respectively. The change in working capital was due primarily to the restructuring of certain long-term debt and foregiveness of such debt.

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


Dated:  November 13, 2001